Form 10KSB40
period 1998-12-31
MCHENRY METALS GOLF CORP /CA
filed 1999-04-15
CIK 1046472

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                   FORM 10-KSB

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________


                        Commission file number: 333-53757

                            MCHENRY METALS GOLF CORP.
             (Exact name of Registrant as specified in its charter)

               NEVADA                              87-0429261
    --------------------------      --------------------------------------
     (State of Incorporation)        (I.R.S. Employer Identification No.)

               1945 CAMINO VIDA ROBLE, SUITE J, CARLSBAD, CA 92008
    ----------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:   (760) 929-0015
                                                    ------------------

Securities Registered Pursuant To Section 12(b) Of The Act:

   Title of each class            Name of each exchange on which registered
   -------------------            -----------------------------------------
          NONE                                          NONE

Securities Registered Pursuant To Section 12(g) Of The Act:
                                             NONE

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 19, 1999 was approximately $13,718,100 (based upon the closing price for shares of the Registrant's Common Stock as quoted by the OTC Bulletin Board for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 19, 1999, 15,165,400 shares of the Registrant's Common Stock, par value of $0.001, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

                                      NONE

                                     PART I


ITEM 1.    BUSINESS


The following Business section contains forward-looking statements which involve substantial risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-KSB.


HISTORY AND DEVELOPMENT OF THE COMPANY


McHenry Metals Golf Corp. (the "Company") designs, develops and markets innovative, high-quality golf clubs. The clubs are being sold at premium prices to both average and skilled golfers on the basis of high performance, ease of use and attractive appearance. The Company has formulated several unique and proprietary concepts which are being used in the design and manufacture of the clubs. During 1997, the Company was a development stage company, devoting its time to raising capital, promotion of future products and administrative functions. The Company began shipments of its products during the first quarter of 1998.


The Company was incorporated in Utah on October 31, 1985, originally under the name of White Pine, Inc. The Company was organized initially for the purpose of creating a vehicle to obtain capital and to seek out, investigate and acquire interests in products and businesses with the potential for profit. In 1986, the Company completed a public offering of common stock, conducted pursuant to the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 504 of Regulation D promulgated thereunder and was registered by qualification in the State of Utah. The Company changed its corporate domicile to the State of Nevada in March, 1994.


McHenry Metals, Inc. ("MMI") was incorporated in January, 1997, under the laws of the State of Illinois. The principal business office of the Company and MMI are located at 1945 Camino Vida Roble, Suite J, Carlsbad, California, 92008. MMI was founded by Gary V. Adams who, as founder and former chairman of Taylor Made Golf Company, became known as "the father of the metalwood." Mr. Adams assembled a management team along with a carefully selected group of investors, consultants and advisors to launch MMI as a golf equipment company developing and marketing unique, proprietary golf clubs.


On April 1, 1997, the Company (which was then known as Micro-ASI International, Inc.) entered into an Agreement and Plan of Reorganization with MMI and changed its name to McHenry Metals Golf Corp. Pursuant to the Agreement, the Company forward split its common stock on a 2.2 for 1 basis, increasing the number of shares outstanding from 577,770 shares to 1,271,094 shares. The Company then issued 5,650,000 post split shares of its authorized but previously unissued common stock to acquire all the issued and outstanding stock of MMI in a stock for stock exchange (the "Acquisition") whereupon MMI became a wholly-owned subsidiary of the Company. The Acquisition is treated as a "reverse merger" for accounting purposes and MMI is deemed to be the successor entity with a recapitalization of the stockholders equity portion of its financial statements. In conjunction with the Acquisition, the Company declared a distribution to shareholders of the Company, of record as of March 31, 1997, (immediately prior to the Acquisition) of 1,271,094 Series A Warrants to be distributed in the future, upon effectiveness of a registration statement covering the offer and sale of shares issuable upon exercise of such warrants.


Effective December 31, 1998, the assets and liabilities of MMI were assumed by the Company and MMI was dissolved.

INDUSTRY OVERVIEW


The development and introduction of new golf club designs and technological advances have dramatically influenced the golf club industry. In the late 1960's, cavity-backed, perimeter-weighted irons were successfully introduced. The "sweet spot" on these irons was significantly increased, making the club more forgiving to off-center hits and providing the opportunity for many golfers to make better golf shots. The golf club market was further advanced by the Company's founder, Gary Adams, in the late 1970's with the introduction of metal woods, which increased the distance golfers could achieve with drivers or fairway woods. In the early 1990's, oversized metal wood clubs were introduced.


Recently, the industry has experienced a return to mid-sized metal wood clubs to provide greater control, reduced wind resistance, and improved club aesthetics. The Company's TourPure driver is an example of this shift in product design which has been stimulated by customer demand.


According to the National Golf Foundation (NGF), annual industry wholesale revenues from 1993 to 1998, grew at a compounded annual growth rate of nearly 10%. The National Sporting Goods Association reports that sales of golf equipment has increased from $1.8 billion in 1987 to nearly $4 billion in 1997. There are several reasons for the growth of one of the oldest product segments of the sporting goods industry. A major impetus was that participation increased by two million people between 1993 and 1998 to 27 million. Secondly, innovations in titanium clubs, graphite shafts, putter inserts, and stand bags have fueled sales growth. New technology has brought about higher price points than ever before, with avid golfers willing to accept them in exchange for the perceived benefits of new technologies.


Avid golfers, which number approximately 6 million of the 27 million golfers in the U.S. and account for the majority of premium golf equipment expenditures, continue to drive equipment sales. According to trade estimates, avid golfers, on average, purchase a new driver or fairway wood every twelve to eighteen months, as they seek the latest in golf club design, technology, and performance.


In the premium metal wood category, which is the Company's initial focus, industry sales for 1998 are estimated at over $1 billion. The dominant competitors in this category are Callaway Golf Company, Taylor Made Golf Company and Titleist/Cobra.


The golf club business is highly competitive. The industry has been characterized by widespread imitation of popular club designs. The preferences of golf club purchasers may also be subject to rapid and unanticipated changes. There are some golf club manufacturers that, although they do not currently manufacture premium-quality golf clubs, could, in light of their substantial resources, pose competition to the Company if they were to enter the market for premium-quality golf clubs.


The Company's principal competition will come from several large well-established and recognized leaders in the sale of premium golf clubs. Each of these companies has substantially more financial, management and technical resources than does the Company. The Company proposes to compete based on its own designs and concepts and focused business strategies.


A general decline in the golf equipment industry which began during the second quarter of 1998 had a significant impact on the Company's sales for the year ended December 31, 1998. This decline was marked by two of the major golf equipment manufacturers announcing price reductions at the wholesale level as well as the fact that they were carrying a significant amount of excess inventory. As a result, other manufacturers of premium golf equipment, including the Company, were forced to reduce their selling prices in order to remain competitive.

BUSINESS STRATEGY


Management expects that the brand equity established during 1999 will be beneficial as the Company's product line is expanded over time to irons, wedges, and putters. Management believes that the McHenry Metals(R) brand will be enhanced during 1999 through its 30-minute TourPure(R) infomercial. In addition to reinforcing the brand's premium positioning, the infomercial is designed to generate significant consumer demand and sales, via direct and retail channels.


MANAGEMENT DEPTH AND EXPERTISE - The Company has recruited a strong and dynamic management team, and has assembled a qualified and talented board of directors with relevant experience and accomplishments.


ACTIVE PRODUCT DEVELOPMENT - The Company plans to lead the industry in the development of new and innovative product, offering superior quality and performance. Its complete line of premium TourPure(R) multi-metal drivers and fairway woods is uniquely positioned to lead the industry into the next technology cycle. New products under development and planned for 2000 and beyond will enhance the Company's reputation for innovative technology and superior performance.


MANUFACTURING DIFFERENTIATION - The Company strives to differentiate its products in part on the basis of the specialized manufacturing process required by the unique design of its products. Management has excellent relationships with its network of suppliers, who provide state-of-the-art engineering and manufacturing capabilities. The Company has patents pending on its proprietary engineering and technology.


PREMIUM BRAND FRANCHISE - The Company is building a premium brand franchise to reflect the innovation, performance, and quality of its products, and to create consumer excitement and revenue growth.


LEADERSHIP ON PROFESSIONAL TOURS - Management understands and appreciates the correlation between leadership on professional tours to validate product performance and drive market share among consumers. In 1998, its first season on the professional tours, the TourPure(R) driver soared to the #2 position on the Senior PGA Tour, and recorded four wins on the PGA and Senior PGA Tours. Recently, the TourPure(R) driver became the #1 most popular model on the Senior PGA Tour. Leadership on professional tours will continue to be an important part of the Company's strategy, providing validation that the Company's products offer superior technology and performance.


QUALITY - The Company believes that product quality and responsiveness to customers are critical factors for success in the market for premium golf clubs. The Company has adopted a number of quality improvement and measurement techniques to establish and then monitor all aspects of its business. To achieve excellence in product quality, the Company emphasizes inspection throughout the production process, devotes significant resources to its research, development and design systems, and maintains close relations with key suppliers and manufacturers. The Company is establishing extensive customer service to enhance its reputation for producing high quality golf clubs.


PRODUCTS AND DISTRIBUTION


The Company plans to lead the industry in the development of new and innovative products, offering superior quality and performance. While the Company's initial focus is on its premium TourPure(R) multi-metal drivers and fairway woods, research and product development efforts are underway to broaden the product line to ultimately include one or more of the following: premium innovative irons, wedges and putters. The Company also offers a limited line of other golf products including golf bags, apparel and other accessories.

The Company's products are sold to golf retailers who sell professional quality golf clubs and provide the level of customer service appropriate for the sale of premium golf clubs. This includes "green grass" golf pro shops as well as off-course golf specialty stores. In addition, the Company's products are sold directly to the consumer through the use of a direct-response infomercial, the Company's website and national premium golf catalogs.


SALES AND MARKETING


The Company has created a unique, hybrid domestic sales organization to maximize productivity and efficiency and minimize expense. Two regional sales managers (East/West) are responsible for a network of approximately twenty commission-based field manufacturer's representatives who are responsible for in-person visits to develop key retail accounts in the largest metropolitan areas. An "inside" (telemarketing) sales and service department targets golf shops outside of those concentrated metropolitan areas, where travel is less efficient, to maintain frequent contact and develop sales. The Company also employs a director of national accounts to cultivate relationships with major national golf retailers representing significant business opportunities and an International Sales Director to establish productive relationships with reputable international distributors.


The Company initially commenced advertising in trade publications such as PGA Magazine, Golf Week, Golf World, Golf Product News, Golf Shop Operations and Golf Pro to build the company's name awareness within the industry and to promote its products. In 1998, the Company also began to utilize additional publications and television advertising to generate brand interest among the consumer market. The campaign extended into the print media with 4-color, full-page advertisements in golf publications to reach the upscale, serious golfer. The print media schedule included Sports Illustrated Golf Plus Editions featuring the Masters, US Open, British Open and PGA Championship.


The Company's marketing strategy focuses on aggressively building the McHenry Metals and TourPure(R) brands and carefully controlling the retail distribution with select premium golf retailers. The TourPure(R) product line is marketed via the following activities:


TourPure(R) Infomercial

At the center of the Company's marketing plan is a premium TourPure(R) 30-minute television infomercial, which was launched to a nationwide audience on The Golf Channel on December 7, 1998. The Golf Channel, with over 22 million subscribers and growing, provided an excellent venue for the show's debut.


The infomercial features 8-time Emmy Award winning NBC sports anchor, Dick Enberg as host and CBS sportscaster Bobby Clampett as technical analyst. McHenry Metals staff professionals are also featured, including PGA Tour winner Fred Funk, Senior PGA Tour player and former PGA Champion John Mahaffey, and LPGA Hall of Fame member Kathy Whitworth. The TourPure(R) infomercial was produced by direct response industry leader Script-to-Screen, makers of the Adams Tight Lies(R) golf infomercial.


The infomercial highlights the performance advantages of the TourPure(R) driver's breakthrough multi-metal technology, including independent testing results proving the TourPure(R) driver is longer off the tee and more forgiving than the other leading drivers on the market. The superior performance of the TourPure(R) driver is reinforced by the club's rapid ascent to the #1 driver on the Senior PGA Tour is another key element of the infomercial

Tour Promotion
The Company's management team recognizes the strong correlation between product performance on professional tours and product market share among avid golfers. Management believes that the #1 position on the Senior PGA Tour is vital to its goal of becoming #1 in consumer market share. Significant penetration and usage on the Senior PGA Tour is a common ingredient to the successful business strategy of many golf equipment companies including Callaway, Orlimar and Odyssey.

The Company is promoting its leadership position on tour through its television infomercial and other communications to reinforce the superior performance of the TourPure(R) driver and to generate sales. Televised professional golf tournaments further enhance consumers awareness of the Company's brand by its exposure on the headwear of a dozen or more Senior PGA Tour golfers each week.

In early 1999, the TourPure(R) driver became the #1 driver model on the Senior PGA Tour. In 1998, its first season on the professional tours, the TourPure(R) driver experienced remarkable success as it soared to the #2 most popular driver on the Senior PGA Tour (according to the Darrell Survey), and recorded four wins on the PGA and Senior PGA Tours. The TourPure(R) fairway woods, which were introduced on tour during the middle of the season, also were met with immediate acceptance.


Retail Catalogs
The Company has established account relationships with three major national premium golf catalogs, Edwin Watts Golf, Golfsmith and PGA Tour. Four or more times each year, these catalogs are mailed on a targeted basis to millions of avid golfers who have shown a propensity to frequently buy premium golf equipment. McHenry Metals(R) plans to expand its presence in each catalog during 1999, due to the benefits associated with millions of advertising impressions, the implied endorsements from the most respected retailers in the golf industry, and the direct sales that are generated as a result.


McHenry Metals(R) Web Site
The Company has begun selling its TourPure(R) product line direct via its web site (mchenrymetalsgolf.com) in March 1999. With the exponential growth that is occurring in e-commerce, the Company views the Internet as an attractive channel for high margin sales and distribution of its products.


PRODUCT DEVELOPMENT

The Company does not limit itself in its research efforts by trying to duplicate designs that are traditional or conventional, and believes it has created an environment in which new ideas are valued and explored. Product development at the Company is a result of the integrated efforts of its sales and product development staff and outside manufacturers, all of which work together to generate new ideas for golf equipment. The Company's product development department refines these ideas and works with outside firms to create prototypes, masters and the necessary tooling.

The Company has distinct advantages in developing innovative product and making a rapid market entry. This includes a smaller, more focused research and development team, less bureaucracy in decision-making, and the absence of a "not invented here" attitude. The management team's strong supplier relationships give the Company access to the best design, engineering, and manufacturing technology available.

As testimony to the management team's expertise in bringing a product to market very rapidly and effectively, the TourPure(R) driver was introduced to the industry within four months of the Company's inception, and shipped to golf shop customers beginning only five months later. This nine-month development cycle was nearly a year ahead of what is typically expected, and particularly impressive given TourPure's(R) unique design and construction features.

The design of new golf clubs is greatly influenced by rules and interpretations of the United States Golf Association ("USGA"). Although golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, it has become critical for designers of new clubs to assure compliance with USGA standards. The Company's new product design and development process will involve coordination with the USGA staff regarding such compliance. The Company has been notified by the USGA that its TourPure(R) drivers and fairway woods conform with these standards.

The Company's first product, the TourPure(R) driver, was introduced to the trade in September, 1997 and is currently in production. The Company began shipping product to sales representatives in January, 1998 and to customers in February, 1998. The Company introduced the new products at the PGA Merchandise Show in Orlando, Florida held January 30 - February 2, 1998. The comprehensive TourPure(R) line includes five drivers (7.5, 8.5, 9.5, 10.5, and 12-degree loft), and six fairway woods (strong 3-wood, regular 3, 4, 5, 7, and 9-wood). Left-handed versions of the driver are produced in two models, and shorter shafts and smaller grips are used for women's clubs.

The TourPure(R) products also feature a unique, proprietary LTLF (low torque, low frequency) ultra-light graphite shaft in various configurations matched to player swing speed (70, 80, 90, 100, 110, and 120 miles per hour). Low torque equates to "less twisting" at impact for better control, while low frequency provides a softer flex for more "kick" at impact and greater distance. The shaft is a joint development between the Company and premium graphite shaft manufacturer, Grafalloy, the #1 ultralight graphite shaft on the PGA Tour.

The separate face is constructed of high quality beta titanium which the Company believes gives greater feel and transfers more energy to the ball. The 235cc driver replaces excess volume concentrated mass in the form of an exclusive 16 gram Tungsten Power Ring in the back of the club head to optimize trajectory, reduce backspin, increase carry, roll and distance.

Expenditures for research and development were $287,100 for the year ended December 31, 1998 and $322,800 for the period January 13, 1997 (inception) to December 31, 1997.


MANUFACTURING


The manufacture of premium golf clubs involves a number of specialized processes required by the unique design of the products. The Company is having its products manufactured by outside manufacturers, most of whom are located in or near Carlsbad, California. The Company believes that there are numerous manufacturers which can manufacture the Company products to the high standards developed by the Company. Clubheads, shafts, grips and other components are being supplied by independent vendors with whom the Company has established relationships.

All McHenry products are being manufactured to the Company's precise specifications by highly competent manufacturers based in part on processes which are proprietary to the Company. The Company works closely with its casting houses, which enable it to monitor the quality and reliability of clubhead productions. Any significant delay or disruption in the supply of clubheads by the casting houses or graphite shaft manufacturers would have a material adverse effect on the Company's business. In such event, the Company believes that suitable heads and shafts could be obtained from other manufacturers, although the transition to another supplier could result in production delays of several months. The Company is currently in discussions with suppliers of product components and manufacturers in an effort to find ways of producing products at a lower cost while maintaining the quality standards set by the Company.

The product assembly function also is currently out-sourced to a high-quality supplier to avoid fixed costs associated with facilities, equipment, and staffing. Product assembly currently is being conducted adjacent to the Company's component parts warehouse in Carlsbad, California to maximize speed and efficiency.

In November 1998, the Company was advised by its principal supplier of club heads that, due to changes in the golf industry, the supplier had decided to cease production of golf club heads. As of December 9, 1998, the Company owed this supplier $556,300 for golf club heads which had been received and had open purchase orders for golf club heads with a value of approximately $2,350,000. The Company was able to negotiate a one-time buy-out of the balance owing to the supplier plus the open purchase orders for $1,175,000 as of December 11, 1998.

As the Company did not have the financial resources to complete the buy-out discussed above, the Company entered into an agreement with a company, whose Executive Vice President is a Director of the Company, to purchase the golf club heads that the Company purchased, but had not yet paid for, from the supplier, plus the remaining golf club heads on open purchase orders as they are completed by the supplier. Pursuant to the agreement, the Company purchases golf club heads on a COD basis, as-needed from the related party. In exchange for financing the purchase of these golf club heads, the Company pays a 20% mark-up over cost. The total purchase price of these golf club heads is approximately $1,410,000 and must be paid no later than June 30, 1999. Additionally, the agreement with the related party requires the Company to purchase a certain minimum number of golf club heads each month from January through June 1999. If the Company fails to make these purchases, the related party is under no obligation to sell the remaining golf club heads to the Company and the Company would lose any value added costs previously paid for by the Company. The Company has approximately $518,800 of such value added costs capitalized as work in process inventory as of December 31, 1998.


INTELLECTUAL PROPERTY

The Company intends to aggressively seek to protect its intellectual property, such as product designs, manufacturing processes, new product research and concepts and trademarks. These rights will be protected through the acquisition of utility and design patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, when necessary and appropriate, litigation against those who are, in the Company's opinion, unfairly competing.

The Company has applied for patents for certain features of its products. Additionally, it has applied for trademark registration for McHenry Metals and TourPure(R) and for several other product names and descriptions. There is no assurance that, prior to a court of competent jurisdiction validating them, any of these patents or trademarks will be enforceable. The Company intends to aggressively assert its rights against infringers. There can be no assurance that other golf club manufacturers will not be able to produce successful golf clubs which imitate the Company's designs without infringing on any of the Company's intellectual property rights.

The Company has developed stringent procedures to maintain the secrecy of its confidential business information, which it believes gives it a distinct competitive advantage. These procedures include a "need to know" criteria for dissemination of information and written confidentiality agreements from visitors and employees. Suppliers, when engaged in joint research projects, are required to enter into additional confidentiality agreements.

McHenry Metals has patents pending on the design and technology associated with the TourPure(R) drivers and fairway woods, and has an exclusive license from Grafalloy to promote the LTLF (low torque, low frequency) shaft, which also has patents pending.


SEASONALITY

Golf is generally regarded as a warm weather sport. Sales of golf equipment have historically been strongest during the second and third quarters. Although the golf club business generally follows this seasonal trend, the Company anticipates its year-round direct response marketing strategy will tend to mitigate the impact of seasonality. No assurances can be given, however, that the Company will be able to successfully offset the impact of seasonality.

PRODUCT WARRANTIES

The Company intends to support all of its golf clubs with a one year written warranty. Since the Company does not rely upon traditional designs in the development of its golf clubs, its products may be more likely to develop unanticipated problems than those of many of its competitors that use traditional designs. The Company intends to monitor closely the level and nature of any product breakage and, where appropriate, incorporate design and production changes to assure its customers of the highest quality available on the market. If McHenry clubs were to experience a significant increase in the incidence of breakage or other product problems, the Company's sales and image with golfers could be materially adversely affected.


BACKLOG

As of March 19, 1999, the Company's backlog was approximately $1.6 million compared with approximately $1.6 million as of December 31, 1998. All product orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because the Company generally ships products within 60 days of receipt of the order, and because of possible changes in delivery schedules, cancellations or rescheduling of orders and potential delays in product shipments, the Company's backlog at any particular date is not representative of actual sales for any succeeding period.

EMPLOYEES


As of March 19, 1999, the Company had a total of 41 employees, 39 of which were full-time, including persons employed in sales (18), marketing (4), research and development (1), operations (7), administration and support (11). As of that date, the Company also utilized ten outside sales representatives (which are consultants paid on commission only) and one research and development consultant. All of the Company's employees are located in the United States. The Company anticipates hiring additional hourly wage employees for inventory management, quality assurance and distribution. None of the employees are expected to be represented by union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

ITEM 2.    PROPERTIES

The Company's principal executive offices are located in Carlsbad, California. The Company leases approximately 5,800 square feet of office space which serves as its corporate headquarters, for $3,914 per month plus common area expenses. The lease on this facility expired on December 31, 1998 and the Company has exercised its option to renew the lease for a one year period ending on December 31, 1999. The Company also leases approximately 3,060 square feet of warehouse space for $2,509 per month. The warehouse lease expires December 31, 1999. The Company also leased approximately 1,400 square feet of office space in McHenry, Illinois which served as the office of its National Sales Manager and his staff. The lease for this space expired on December 31, 1998. The monthly lease payment was $1,500.

ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in various claims arising in the ordinary course of business; none of these claims, in the opinion of management, is expected to have a material adverse impact on the financial position, cash flows or overall trends in the results of operations of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have not been any items submitted to a vote of security holders.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.


The Company's Common Stock has been quoted on the OTC Bulletin Board under the symbol BB-GLFN. The following table sets forth the range of high and low per share bid information, as reported on the OTC Bulletin Board for each quarter beginning May 9, 1997 (the date the Company's stock first traded) through December 31, 1998. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 19, 1999, the average of the highest and lowest trading price per share was $1.625. On March 19, 1999, the Company had approximately 570 holders of record of its Common Stock and 15,165,400 shares outstanding.

                           QUARTER ENDED                 HIGH       LOW
                           -------------                 ----       ---
                           March 31, 1997                 n/a       n/a
                           June 30, 1997                 $4.500    $4.047
                           September 30, 1997            $7.250    $4.625
                           December 31, 1997             $6.125    $5.000

                           March 31, 1998                $8.625    $3.875
                           June 30, 1998                 $6.172    $4.750
                           September 30, 1998            $4.969    $1.500
                           December 31, 1998             $2.313    $0.875

During 1997, the Company sold, to qualified investors, 7,097,000 shares of the Company's unregistered common stock. The Company received net proceeds of approximately $3,479,300 after deduction of commissions and transaction related expenses.


The Company also issued 422,700 shares of common stock for the purchase of furniture and as compensation during 1997. These shares were valued at $288,900. Of this amount, $88,400 was deferred and included in unearned compensation (a reduction of stockholders' equity) as of December 31, 1997. The amount deferred as of December 31, 1997 was charged against income as compensation expense during 1998.


On December 12, 1997 the Company offered qualified investors, by means of confidential private placement, a minimum of 250,000 units and a maximum of 650,000 units. A unit is defined as two shares of the Company's unregistered common stock and one unregistered common stock purchase warrant. Each warrant entitles the holder to purchase, for a period of three years, one share of common stock for $5.00. No units were sold in 1997. The Company sold 319,033 units for $7.00 in March 1998. The Company received net proceeds of approximately $2,169,800 after deduction of commissions and transaction related expenses.


During 1998, the Company sold, to qualified investors, 3,130,500 shares of the Company's unregistered common stock. Certain of the sales included warrants to purchase common stock at an exercise price of $5.00, expiring through March 2001. A total of 319,000 of such warrants were issued through these sales. The Company received net proceeds of approximately $4,739,800 after deduction of commissions and transaction related expenses.


During 1998, the Company issued 521,600 shares of unregistered common stock as compensation for services. The fair value of the common stock issued was approximately $1,514,600, of which $1,377,300 was expensed during 1998. The remaining fair value of $137,300 relates to services that have not yet been provided (see Note 6) and will be charged to expense over the applicable future service periods.

On November 3, 1998 the Company registered, with the U.S. Securities and Exchange Commission:

o 1,271,094 redeemable warrants ("Series A Warrant") for distribution to common stockholders of record as of March 31, 1997. Each warrant is exercisable at $1.00 per share during the first year, $1.50 per share during the second year, and $2.00 per share during the third year following the date of registration. All such warrants were distributed. There were no proceeds from the issuance of these warrants.

o 1,300,000 redeemable warrants ("Shop Warrants" and "Pro Warrants") to be granted to certain dealers of the Company's products, and to golf professionals who use and endorse the Company's products. Each warrant is exercisable at $1.48 per share. During 1998, 260,375 shop warrants were distributed with a fair value of $268,700 determined in accordance with SFAS No. 123 (see Note 9) which is reflected as selling expenses in the accompanying statement of operations. No pro warrants were distributed in 1998.


During 1998, the Company issued 117,500 "series WO" (holder incurs cost associated with subsequent registration) unregistered common stock purchase warrants and 254,213 "series W" (Company incurs cost associated with subsequent registration) unregistered common stock purchase warrants to suppliers and board members in lieu of cash payments for services. Each warrant entitles the holder to purchase, for a period of three to five years after the date of issuance, one share of common stock at a price equal to the fair market value of the Company's common stock on the date the warrant was issued with exercise prices ranging from $.75 to $4.13 per share. Warrants issued in lieu of cash payments for services were valued at $720,600, determined in accordance with SFAS No. 123 (see Note 9). Of this amount $340,200 was expensed in 1998 and $380,400 will be expensed in the related future service periods.


During 1998, the Company repriced 445,000 options to non-employee directors of the Company. In connection with the repricing, the Company recognized approximately $101,000 of expense in 1998. The expense represents the excess of the fair value of the options after repricing over the fair value of the options immediately before repricing.


During 1998, the Company borrowed $279,000 from the Vice Chairman of the Board of Directors. In December 1998, the Company repaid this loan through the issuance of 418,500 shares of the Company's common stock and 139,500 warrants to purchase the Company's common stock, exercisable at $1.00 per share which expire in November, 2001. Interest at a rate of 6% totaling $3,700, was accrued as of December 31, 1998.


Pursuant to state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from paying dividends to its stockholders a result of its accumulated deficit as of December 31, 1998.


During the past year, the Company did not declare or pay any cash dividends on its Common Stock. The Company currently plans to retain all of its earnings to support the development and expansion of its business and has no present intention of paying any dividends on Common Stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements which involve substantial risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and elsewhere in this Annual Report on Form 10-KSB.

MANAGEMENT'S PLAN OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes associated with them contained in Item 7. The consolidated financial statements of the Company referred to in this discussion include and reflect the financial condition and operating results of McHenry Metals Golf Corp. and its consolidated subsidiary for the period since its acquisition of McHenry Metals, Inc. on April 1, 1997, through December 31, 1998, and of McHenry Metals, Inc. for the period prior to such acquisition back to its date of inception on January 13, 1997. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.


YEAR ENDED DECEMBER 31, 1998 AND JANUARY 13, 1997 (INCEPTION) THROUGH DECEMBER 31, 1997


Net Sales

The Company began shipments of its products during the first quarter of 1998. During 1997, the Company was a development stage company and thus, had no revenues. For the year ended December 31, 1998 ("1998"), net sales were $3,155,100.


Due to the Company's limited operating history and uncertainty with respect to the market acceptance of the Company's products, management has elected to defer recognition of revenue on product sales until the related accounts receivable have been collected. This basis of revenue recognition is expected to continue until, in the opinion of management, there exists sufficient history of customer payments and returns to provide a reasonable basis to conclude that revenue is earned at the point of shipment. As a result of this policy, net sales do not include the sales value of shipments for which the Company has not yet been paid. The Company expects to have sufficient history of customer payments and returns to recognize revenue at the point of shipment at some point during 1999.


Several factors affected sales of the Company's products in 1998, the most significant of which was a general decline in the golf equipment industry, which began during the second quarter of 1998. This decline was marked by two of the major golf equipment manufacturers announcing price reductions at the wholesale level as well as the fact that they were carrying a significant amount of excess inventory. As a result, other manufacturers of premium golf equipment, including the Company, were forced to reduce their selling prices in order to remain competitive.


The Company believes that, to a certain degree, this reduction in demand by consumers and excess inventory may signal a saturation of the market by two of the major golf equipment manufacturers. Thus, an opportunity exists for a company with an innovative design that out-performs the larger, established products with an opportunity to penetrate the premium golf equipment market. There can, however, be no assurance that the Company's products will achieve significant market penetration or generate increased revenues in future years.


Cost of Goods Sold

For 1998, cost of goods was $2,860,900 or 90.7% of net sales. New production processes, innovative designs, use of high-tech materials and the Company's initial year of operations all combined to generate costs in excess of that which would otherwise be expected (cost of goods sold in the golf equipment industry generally runs in the range of 40% to 60% of net sales). The Company expects cost of goods sold for 1999, as a percent of net sales, to drop from 1998 levels, but will remain above industry averages until the Company is able to significantly increase its production levels.

The Company manufactures an innovative, high quality product with state-of-the-art materials which results in a golf club that is expensive to produce. Since this was the Company's first year of sales, it was difficult to anticipate, with any degree of certainty, the demand for the Company's products. Sales forecasting was further frustrated by the first significant reduction in golf equipment purchases in more than ten years. The result was an ever-changing production schedule for the Company, its suppliers and subcontractors, which resulted in the Company incurring additional costs to produce the finished product. In addition, due to the reduced demand for the Company's product, cost-effective production levels were not achieved.


Gross Profit.

Gross profit for 1998 was $294,200 or 9.3% of net sales. The gross margin was negatively impacted by reduced sales levels, price reductions necessitated by changing market conditions soon after product introduction and insufficient production levels. The Company believes that it can improve its margins by working to control costs, finding ways of producing products more cost-effectively and exploring new sales avenues (such as direct marketing, using an "infomercial") to increase sales volume.


Selling Expenses

Selling expenses were approximately $7.3 million for 1998 as compared to $1.4 million for 1997, representing an increase of approximately $5.9 million. The Company's first production of products for sale was in 1998. The increase in selling expenses from 1997 to 1998 primarily arose in the following areas: advertising, telemarketing and infomercial costs increased by approximately $2.1 million; salaries, commissions and benefits increased by approximately $1.5 million; promotional and demo product costs increased by approximately $1.3 million; PGA endorsement fees increased by approximately $0.5 million; and event sponsorships increased by approximately $0.2 million. The Company anticipates that selling expenses will continue to increase in 1999 and beyond as the Company expands.


General and Administrative Expenses

General and administrative expenses were approximately $2.8 million for 1998 as compared to $0.9 million for 1997, representing an increase of approximately $1.9 million. The increase in general and administrative expenses from 1997 to 1998 primarily arose in the following areas: salaries and benefits for administrative functions (finance, purchasing, investor relations, human resources and shipping) increased by approximately $780,000; bad debt expense increased by approximately $882,000; and legal and accounting increased by approximately $162,000.


Research and Development Expenses

Research and development expenses were approximately $287,000 for 1998 as compared to approximately $323,000 for 1997. A majority of the Company's research and development occurred in 1997 prior to production of the Company's first products in 1998. The Company expects that expenditures in this area will increase in 1999 and in future years in order for the Company to remain competitive.


Other Expense

In August 1998, the Company entered into a Joint Development Agreement with one of its suppliers to develop a forged series of metal woods and scoring irons in accordance with the Company's designs and utilizing proprietary technology developed by the supplier. The Company issued 194,944 shares of its common stock (valued at $694,000) in exchange for the rights to use the supplier's proprietary technology as well as to compensate the supplier for engineering costs, tooling and equipment called for under the Joint Development Agreement.

In December 1998, the supplier advised the Company that it would be unable to make the necessary acquisitions of equipment and tooling due to financial difficulties experienced by the supplier. The Company and the supplier are currently attempting to renegotiate the agreement to include a third party that would acquire the necessary equipment. As a result of the uncertainty of the value of this investment, the Company has fully-reserved the value of its common stock given to the supplier and charged that amount to "other expense."

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year(s) in which the differences are expected to reverse.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's significant losses in 1998 and 1997 and uncertainties surrounding the realization of the net operating loss carryforwards which were generated during 1998 and 1997, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a 100% valuation allowance of $4,430,000 has been recorded as of December 31, 1998.


Liquidity and Capital Resources

The Company primarily financed its operations in 1998 and 1997 through the sale of common stock. In addition, the Company also used bank and other borrowings in 1998 and equipment lease financings in 1998 and 1997. During 1998, operating activities used $8,227,800, investing activities, consisting of purchases of equipment and leasehold improvements, used $172,000, and financing activities provided $8,073,800. At December 31, 1998, the Company had a working capital deficiency of $780,300 and an accumulated deficit of $13,403,300. At December 31, 1998, the Company had $900,000 outstanding under a bank line of credit which was in default.


During 1997, operating activities used $2,258,700, investing activities, consisting principally of purchases of property plant and equipment, used $296,800, and financing activities provided $3,476,600. At December 31, 1997, the Company had a working capital surplus of $682,800 and an accumulated deficit of $2,599,800.


Future Operations - Status as a Going Concern

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company is newly formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's 1998 consolidated financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through loans and/or through additional sales of its equity securities pursuant to the exercise of warrants or otherwise. Between January 1, 1999 and March 19, 1999 the Company has raised approximately $992,200 in additional capital and paid $499,700 of expenses through the issuance of common stock (see Note 13 to the Consolidated Financial Statements). However, there is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company's future consolidated financial statements will not include another going concern explanatory paragraph if the Company is unable to raise additional funds and become profitable.

The factors leading to, and the existence of, the explanatory paragraph will have a material adverse effect on the Company's ability to obtain additional financing. See "Future Capital Needs; Need for Additional Financing -- Liquidity and Capital Resources -- Consolidated Financial Statements."

Risk of Bankruptcy

The Company may need to be reorganized under Chapter 11 of Title 11 of the United States Code or liquidated under Chapter 7 of Title 11 of the United States Code. There can be no assurance that if the Company decides to reorganize under the applicable laws of the United States that such reorganizational efforts would be successful or that shareholders would receive any distribution on account of their ownership of shares of the Company's stock. Similarly, there can be no assurances that if the Company decides to liquidate under the applicable laws of the United States that such liquidation would result in the shareholders receiving any distribution on account of their ownership of shares of the Company's stock. In fact, if the Company were to be reorganized or liquidated under the applicable laws of the United States, the bankruptcy laws would require (with limited exceptions) that the creditors of the Company be paid before any distribution is made to the shareholders.


Future Capital Needs; Need for Additional Financing

The Company estimates that it may need substantial funding, in addition to its present capital, to be able to fully develop and expand its business. The Company's future capital requirements will depend upon many factors, including the extent and timing of acceptance of the Company's products in the market, commitments to third parties to develop and manufacture products, the progress of the Company's product development efforts, the Company's operating results and the status of competitive products. Between January 1, 1999 and March 19, 1999 the Company raised approximately $992,200 in additional capital and paid $499,700 of expenses through the issuance of common stock (see Note 13 to the Consolidated Financial Statements). However, the Company has no commitment for additional funding and may have to seek further equity financing in order to continue to develop and expand its business. There is no assurance that the Company will be able to obtain such funding and if obtained it could dilute the ownership of present shareholders.


Bank Line of Credit

In July, 1998, the Company obtained a $3,000,000 bank line of credit that provides an advance on eligible accounts receivable and is secured by the assets of the Company. Due to slow customer payments, the Company became over-advanced in its position with the bank. The line of credit was reduced to $930,000 and the expiration date of the line of credit changed from July 30, 1999 to November 11, 1998. As of December 31, 1998, the Company was not in compliance with most of its loan covenants of the line of credit agreement. On January 29, 1999, the Company and the bank negotiated an amended line of credit agreement which revised the maturity date from February 11, 1999 to the earlier of the Company's sale of $2,000,000 in additional equity or May 11, 1999, increased the interest rate to prime plus 7%, reduced the amount which can be borrowed to $870,000 (the outstanding balance as of that date) and requires principal payments on the following dates should the Company's borrowing base be insufficient to support the outstanding balance on the dates payments are due: $125,000 as of March 31, 1999 (which was paid on March 31, 1999); $150,000 as of April 30, 1999; and $175,000 on May 10, 1999. (see Note 5 to the Consolidated Financial Statements). Although the Company believes that it will be able to secure a new line of credit, there is no assurance one can be obtained before May 11, 1999 or on terms acceptable to the Company. Furthermore, the Company is restricted from borrowing additional funds under its existing bank line of credit.


Future Operating Results

The Company is newly formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. Operating results will continue to fluctuate significantly in the future depending upon a variety of factors, including creditor relationships, downward pressure on gross margins, delayed market acceptance, if any, of new and enhanced versions of the Company's products, delays, cancellations or reschedulings of orders, delays in product development, defects in products, integration of acquired businesses, relationships with and conditions of customers, subcontractors, and suppliers, price competition, seasonality in the golf industry and general conditions in the golf industry. In addition, operating results will fluctuate significantly based upon several other factors, including the Company's ability to attract new customers and changes in pricing by the Company, its competitors, subcontractors, customers or suppliers. The absence of significant backlog for an extended period of time will also limit the Company's ability to plan production and inventory levels, which could lead to substantial fluctuations in operating results. Accordingly, the failure to receive anticipated orders, or delays in shipments due, for example, to unanticipated shipment reschedulings or defects or to cancellations by customers, or to unexpected manufacturing problems may cause net sales in a particular quarter to fall significantly below the Company's expectations, which would materially adversely affect the Company's operating results for such quarter. The impact of these and other factors on the Company's net sales and operating results in future periods cannot be forecasted with any certainty. In addition, the fixed overhead costs at the Company's facilities, the need for continued expenditures for product development and other commitments of the Company, among other factors, will make it difficult for the Company to reduce its expenses in a particular period if the Company's sales goals for such period are not met. A large portion of the Company's operating expenses are fixed and are difficult to reduce or modify should revenues not meet the Company's expectations, thus magnifying the material adverse impact of any such revenue shortfall. Accordingly, there can be no assurance that the Company will not incur losses in the future or that such losses will not have a material adverse effect on the Company's business, financial condition and results of operations.


Seasonality and Quarterly Fluctuations

Golf generally is regarded as a warm weather sport and sales of golf equipment historically have been strongest during the second and third quarters, with the weakest sales occurring during the fourth quarter. In addition, sales of golf clubs are dependent on discretionary consumer spending, which may be affected by general economic conditions. A decrease in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's future results of operations could be affected by a number of other factors, such as unseasonal weather patterns; demand for and market acceptance of the Company's existing and future products; new product introductions by the Company's competitors; competitive pressures resulting in lower than expected average selling prices; reliance on third parties including suppliers; and the volume of orders that are received and that can be fulfilled in a quarter. Any one or more of these factors could result in the Company failing to achieve its expectations as to future sales or net income.


Highly Competitive Industry; Significant Price Competition

The market for premium-quality golf clubs is highly competitive and is served by a number of well-established, well-financed companies with recognized brand names. In addition, there are several golf club manufacturers with substantial resources that, although they do not currently manufacture premium-quality golf clubs, could pose significant competition to the Company if they were to enter the market for premium-quality golf clubs. The golf club industry, in general, has been characterized by widespread imitation of popular club designs. A company's ability to compete is in part dependent upon its ability to satisfy various subjective requirements of golfers, including the golf club's look and "feel" and the level of acceptance that the golf club has among professional and other golfers. The subjective preferences of golf club purchasers may also be subject to rapid and unanticipated changes. There can be no assurances as to whether or how long the Company's golf clubs will receive market acceptance. A decline in the size of the golf club market, whether from a decrease in the popularity of golf or otherwise would have a material adverse effect on the Company's proposed business.

Dependence on Golf Industry

The financial performance of the Company is dependent in large part upon the current and anticipated market demand for golf equipment. Recently, the golf equipment industry has experienced periods of oversupply. The Company believes that the golf equipment industry will continue to be subject to this period of oversupply into 1999. The golf equipment industry has experienced significant growth but lately has demonstrated a slowdown in demand. There can be no assurance that such growth will return and that the slowdown will not continue. A reduced rate of growth in the demand for golf equipment due, for example, to competitive factors, technological change or otherwise, may materially adversely affect the markets for the Company's products. Accordingly, any factor adversely affecting the golf equipment industry may materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company's net sales and results of operations will not be materially adversely affected if downturns or slowdowns in the golf equipment industry continue or occur again in the future.


Credit Risk

The Company primarily sells its products to golf equipment retailers. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from these customers. The recent downturn in the retail golf equipment market has resulted in delinquent or uncollectible accounts for some of the Company's customers. As a result, during 1998 the Company elected to defer revenues on uncollected sales (see Note 1 to the Consolidated Financial Statements). Management does not foresee any significant improvement in the golf equipment market during 1999, and therefore expects this trend to continue. Accordingly, there can be no assurance that the Company's results of operations or cash flows will not be adversely impacted by the failure of its customers to meet their obligations to the Company.


Importance of Timely Product Introduction; Uncertainty of Market Acceptance

The basis of the Company's future is the introduction of new, innovative golf clubs. New models and basic design changes are frequently introduced into the golf club market but are often met with consumer rejection. No assurances can be given that the Company will be able to design and market golf clubs that meet with market acceptance. In addition, prior successful designs may be rendered obsolete within a relatively short period of time as new products are introduced into the market. The design of new golf clubs is also greatly influenced by rules and interpretations of the United States Golf Association ("USGA"). Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, it has become critical for designers of new clubs to assure compliance with USGA standards. Although the Company has been notified by the USGA that its TourPure(R) driver conforms with its standards, and believes that all its clubs will comply with USGA standards, no assurance can be given that any new products will receive USGA approval or that USGA existing standards will not be altered in ways that adversely affect the future sales of the Company's products.


Technological Changes

The manufacture and design of golf clubs has undergone significant changes with respect to design and materials in recent years. The introduction of new or enhanced technologies or designs by competitors could render the Company's products less marketable. The ability of the Company to compete successfully will depend to a large degree on its ability to innovate and respond to changes and advances in its industry. There can be no assurance that the Company will be able over the long term to keep pace with the demands of the marketplace.

Dependence on Certain Suppliers

The Company intends to purchase most of its metal wood club heads from certain well-known casting houses on a purchase order basis and to purchase club shafts from certain shaft manufacturers which may have to make modifications in their standard products to accommodate the Company's golf club designs. Any significant delay or disruption in the supply of club heads or shafts would have a material adverse effect on the company's business. In such event, the Company believes that suitable club heads and shafts could be obtained from other manufacturers, although the transition to another supplier could result in production delays of several weeks. The Company currently is dealing with approximately ten different suppliers of its product components, but has only a limited experience with such suppliers.


Risks of Technical Problems or Product Defects

There is no assurance, despite testing and quality assurance efforts that may be performed by the Company and/or its industry partners, that technical problems or product defects will not be found, resulting in loss of or delay in market acceptance and sales, diversion of development resources, injury to the Company's reputation or increased service and support costs, any of which could have a material adverse effect on the Company's business. Moreover, there is no assurance that the Company will not experience difficulties that could delay or prevent the development and introduction of its products and services, that new or enhanced products and services will meet with market acceptance, or that advancements by competitors will not erode the Company's position or render the Company's products and services obsolete.


Ability to Manage Growth

The Company intends to pursue a strategy of rapid growth. The Company plans to continue to expand marketing efforts and to devote substantial resources to operations and support areas, including administrative services. There can be no assurance that the Company will attract qualified personnel or will successfully manage such expanded operations. The failure to properly manage growth could have a material adverse effect on the Company.


Developing Markets

The market for the Company's proposed products has experienced recent growth and appears to be rapidly evolving as new products are regularly being introduced. The market is characterized by a few dominant entrants with widely accepted and recognized products. Because the markets for the Company's products are evolving and because the Company has no operating experience, it is difficult to assess or predict with any assurance the growth rate, if any, and the size of the market for the Company's products. There can be no assurance that a market for the Company's products will develop. If such a market fails to develop or develops more slowly than anticipated, the Company's business, operating results and financial condition will be materially adversely affected.

Dependence on Proprietary Technology

The Company's success will be heavily dependent upon a combination of proprietary design and technology developed internally. The Company has pursued trademark and patent protection and also expects to rely on a combination of trade secrecy, non-disclosure agreements and contractual provisions with respect to the proprietary nature of its technology. However, there can be no assurance that any steps taken by the Company will prevent misappropriation of this technology. Effective legal protection of these technologies may be unavailable or limited in certain foreign countries. Third parties could independently develop competing technologies that are substantially equivalent or superior to the Company's technologies. Although the Company believes that its products and the proprietary rights developed by it do not infringe upon any proprietary rights of others, an infringement claim was filed against the Company, but was subsequently settled and dismissed. Whether or not this or any claim has merit, there is no assurance regarding the outcome of litigation, which could have a material adverse effect upon the Company. See "Legal Proceedings"


Growth Strategy Through Acquisitions

As part of its growth strategy, the Company has in the past sought and may in the future continue to seek to increase sales and achieve growth through the acquisition of comparable or complementary businesses. The implementation of this strategy will depend on many factors, including the availability of acquisitions at attractive prices and the ability of the Company to make acquisitions, the integration of acquired businesses into existing operations, the expansion of the Company's customer base and the availability of required capital. Acquisitions by the Company may result in the issue of equity securities that will have a dilutive effect upon existing shareholders, and an increase in debt and the amortization of goodwill and other intangible assets that could adversely affect the Company's profitability. Any inability to control and manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will successfully expand or that growth and expansion will result in profitability or that the Company's growth plans through acquisitions will not be inhibited by the Company's current lack of resources.


Dependence on Key Personnel

The Company is dependent upon the management and leadership skills of its management team. The research and development team is headed by Mario Cesario. Development of innovative golf clubs will be dependent upon the product development personnel including Mr. Cesario. There is intense competition for qualified personnel in the golf club industry, and the loss of key personnel or an inability to attract, retain and motivate key personnel could adversely affect the Company's business. There is no assurance that the Company will be able to retain its existing management personnel or to attract additional qualified personnel. The Company has no key man life insurance on Mr. Adams or other members of management. There is no assurance that the Company will be able to retain its existing management personnel or to attract additional qualified personnel.


Nasdaq National Market Listing Requirements

The Company intends to apply as soon as possible for listing of its common stock on the NASDAQ Small-cap Market. There is no assurance when, if ever, the Company will meet the requirements for such listing or, in any event, be accepted for such listing. Furthermore, if the Company's common stock were to qualify for listing there is no assurance that the Company would be able to continue to satisfy the listing requirements. In the event of delisting or failure to qualify initially, trading in the Company's common stock is expected to continue on the Electronic Bulletin Board. As a result, investors may find it more difficult to dispose of, or to obtain quotations as to the price of the common stock.

Volatility of Stock Price

A limited public market has developed for the common stock of the Company, and market prices have fluctuated significantly. Market prices will be influenced by many factors, and will be subject to significant fluctuation in response to variations in operating results of the Company and other factors such as investor perceptions of the Company, supply and demand, interest rates, general economic conditions and those specific to the industry, international political conditions, developments with regard to the Company's activities, future financial condition and management.


Year 2000 Issue

Historically, many computer programs have been written using two digits rather than four to define the applicable year, which could result in the program failing to properly recognize a year that begins with "20" instead of "19." This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000" or "Y2K" issue.


While the Company's own products do not contain date-based functionality and are not susceptible to the Y2K issue, much of the Company's operations incorporate or are affected by systems which may contain date-based functionality. Therefore, the Company has formulated a Year 2000 Plan to address the Company's Y2K issue. The Company's Year 2000 Plan contemplates four phases -- assessment, remediation, testing and release/installation -- which will overlap to a significant degree. The Company's own internal critical systems and key suppliers are the primary areas of focus. The Company believes critical systems and key suppliers are those systems or suppliers, which, if they are not Y2K compliant, may disrupt the Company's manufacturing, sales or distribution capabilities in a material manner.


The assessment phase involves an inventory, prioritization and preliminary evaluation of the Y2K compliance of the Company's key systems (e.g., hardware, software and embedded systems) and critical suppliers and customers (e.g., component suppliers, vendors, customers, utilities and other service providers) on which the Company relies to operate its business. The Company estimates the assessment phase to be approximately 80% complete.


During the assessment phase it was determined that the Company has approximately 10 key systems that are considered critical to the ongoing operations of the Company. Of these critical systems, the manufacturer certifies that approximately 90% are Y2K compliant, and the compliance of approximately 10% of the systems is undeterminable until they can be tested. Those systems tested and found not to be Y2K compliant, will be fixed on the schedule discussed below.


Also in connection with the assessment phase, the Company has been assessing the compliance of its critical suppliers and customers. The Company relies on suppliers for timely delivery of a broad range of goods and services, including components for its golf clubs. Moreover, the Company's suppliers rely on countless other suppliers, over which the Company has little or no influence regarding Y2K compliance. The level of preparedness of critical suppliers and customers can vary greatly. The Company believes that critical suppliers and customers present an area of significant risk to the Company in part because of the Company's limited ability to influence actions of third parties, and in part because of the Company's inability to estimate the level and impact of noncompliance of third parties throughout the extended supply chain.


The Company will receive information concerning the Y2K compliance status of critical suppliers and customers in response to inquiries which will be initiated in the Spring of 1999 to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Y2K issues. The process of evaluating these suppliers and selected customers is expected to be completed by the fourth quarter of 1999.

The Company has commenced the remediation phase and begun to identify and implement remediation options for its critical systems. The Company expects to complete this phase by mid-1999. Remediation for key systems has primarily included installing product upgrades provided by the manufacturer.


If the Company's business computer system fails due to the Y2K issue, or if any computer hardware or software applications or embedded systems critical to the Company's manufacturing, shipping or other processes are overlooked, or if the remaining subsidiary conversions are not made or are not completed timely, there could be a material adverse impact on the business operations and financial performance of the Company. Additionally, there can be no assurance that the Company's critical suppliers and customers will not experience a Y2K related failure that could have a material adverse effect on the business operations or financial performance of the Company. In particular, if third party suppliers, due to the Y2K issue, fail to provide the Company with components or materials which are necessary to manufacture its products, with sufficient electric power and other utilities to sustain its manufacturing process, or with adequate, reliable means of transporting its products to its customers worldwide, then any such failure could have a material adverse effect on the business operations and financial performance of the Company.


The Company has not yet established a contingency plan, but intends to formulate one to address unavoided or unavoidable risks and expects to have the contingency plan formulated by the fourth quarter of 1999. In particular, with respect to third party component suppliers, the Company will develop contingency plans for suppliers determined to be at high risk of noncompliance or business disruption. The contingency plans will be developed on a case-by-case basis, and may include booking orders and producing products before anticipated business disruptions. Even so, judgments regarding contingency plans -- such as how to develop them and to what extent -- are themselves subject to many variables and uncertainties. There can be no assurance that the Company will correctly anticipate the level, impact or duration of noncompliance by suppliers that provide inadequate information. As a result, there is no certainty that the Company's contingency plans will be sufficient to mitigate the impact of noncompliance by suppliers, and some material adverse effect to the Company may result from one or more third parties regardless of defensive contingency plans.


The Company has not incurred, and does not expect to incur, a significant amount of time or cost to complete this process. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel; the ability to locate and correct all relevant computer software code and systems; cooperation and remediation success of the Company's suppliers and customers (and their suppliers and customers); and the ability to correctly anticipate risks and implement suitable contingency plans in the event of system failures at the Company or its suppliers and customers (and their suppliers and customers).


New Accounting Standards

The following accounting standards have been issued during the last year:

     SFAS No. 132 - In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This pronouncement revises employers' disclosures for defined benefit pension plans and other defined benefit postretirement plans. As the Company does not currently sponsor any such plans, this pronouncement has no effect on the Company's financial statements.


     SFAS No. 133 - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not expect the adoption of SFAS 133 to have a material effect on its financial position or results of operations.

ITEM 7.        FINANCIAL STATEMENTS



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
McHenry Metals Golf Corp.
Carlsbad, California



We have audited the accompanying consolidated balance sheet of McHenry Metals Golf Corp. as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of McHenry Metals Golf Corp. at December 31, 1998 and the results of its operations and its cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss of $10,803,500 for the year ended December 31, 1998 and, as of December 31, 1998, has a working capital deficiency of $780,300, an accumulated deficit of $13,403,300 and is in default of it's line of credit agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. Continuation of the Company is dependent on the Company's ability to negotiate arrangements with its lender, raise sufficient capital, achieve sufficient cash flow to meet its debt obligations and achieve profitability. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                   BDO SEIDMAN, LLP

Costa Mesa, California
March 19, 1999,
except as to the
second paragraph
of Note 5, which
is as of
March 31, 1999

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
McHenry Metals Golf Corp.
Carlsbad, California



We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of McHenry Metals Golf Corp. (a development stage company), for the period January 13, 1997 to December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of McHenry Metals Golf Corp. for the period January 13, 1997 to December 31, 1997 in conformity with generally accepted accounting principles.



                                   CLUMECK, STERN, PHILLIPS & SCHENKELBERG
                                   CERTIFIED PUBLIC ACCOUNTANTS


Encino, California
February 12, 1998

                            MCHENRY METALS GOLF CORP.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998


====================================================================================
ASSETS
Current Assets
    Cash                                                                $    595,100
    Accounts receivable, net                                                 524,900
    Inventories                                                            1,912,100
    Deferred costs on unrecognized sales                                     298,600
    Other current assets                                                     157,500
------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                       3,488,200
Equipment and leasehold improvements, net                                    412,600
Other non-current assets                                                      46,000
------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $  3,946,800
====================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
    Line of credit borrowings, due on demand                            $    900,000
    Current portion of leases payable                                         23,500
    Accounts payable and accrued liabilities                               2,606,500
    Accrued compensation                                                     213,600
    Deferred revenue                                                         524,900
------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                  4,268,500
------------------------------------------------------------------------------------
Leases payable, less current portion                                          37,600
Commitments and Contingencies
Subsequent Event

Shareholders' Deficit
    Preferred stock, $0.001 par value; 5,000,000 shares authorized;
      no shares issued or outstanding                                             --
    Common stock, $0.001 par value; 50,000,000 shares
      authorized; 13,499,500 issued and outstanding                           13,500
    Additional paid-in capital                                            13,548,200
    Unearned compensation                                                   (517,700)
    Accumulated deficit                                                  (13,403,300)
------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                                 (359,300)
------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $  3,946,800
====================================================================================


          See accompanying notes to consolidated financial statements.

                            MCHENRY METALS GOLF CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Period from
                                                         January 13, 1997
                                          YEAR ENDED      (inception) to
                                      DECEMBER 31, 1998  December 31, 1997
==========================================================================
Net sales                                $  3,155,100       $         --
Cost of goods sold                          2,860,900                 --
--------------------------------------------------------------------------
Gross profit                                  294,200                 --
Selling expenses                            7,271,000          1,373,200
General and administrative expenses         2,839,400            920,900
Research and development costs                287,100            322,800
--------------------------------------------------------------------------
Loss from operations                      (10,103,300)        (2,616,900)
Interest income (expense), net                 (3,500)            20,200
Other expense                                (696,700)            (3,100)
--------------------------------------------------------------------------

Net loss                                 $(10,803,500)      $ (2,599,800)
==========================================================================


Basic and diluted loss per share         $      (0.99)      $      (0.38)
==========================================================================


          See accompanying notes to consolidated financial statements.

                                  MCHENRY METALS GOLF CORP.
                                  CONSOLIDATED STATEMENTS OF
                                STOCKHOLDERS' EQUITY (DEFICIT)


                            Common Stock        Additional
                       ----------------------     Paid-In      Unearned     Accumulated
                         Shares       Amount      Capital    Compensation      Deficit         Total
======================================================================================================
 Balance, January 13,
    1997 (inception)           --    $     --   $        --   $        --  $          --   $        --
 Stock issued for cash  5,650,000       5,700       579,600            --             --       585,300
 Stock retained to
    effect reverse      1,271,100       1,300        (1,300)           --             --            --
    acquisition
 Stock issued for
    furniture and
    compensation          422,700         400       288,500       (88,400)            --       200,500
 Stock issued for cash  1,447,000       1,400     2,892,600            --             --     2,894,000
 Net loss                      --          --            --            --     (2,599,800)   (2,599,800)
------------------------------------------------------------------------------------------------------
 Balance,
    December 31, 1997   8,790,800       8,800     3,759,400       (88,400)    (2,599,800)    1,080,000
 Stock and warrants
    issued for cash     3,768,600       3,800     6,905,800            --             --     6,909,600
 Stock issued for
    debt conversion       418,500         400       278,600            --             --       279,000
 Stock issued
    as compensation       521,600         500     1,514,100      (137,300)            --     1,377,300
 Options and warrants
    issued as
    compensation               --          --     1,090,300      (380,400)            --       709,900
 Amortization of
    unearned
    compensation               --          --            --        88,400             --        88,400
 Net loss                      --          --            --            --    (10,803,500)  (10,803,500)
------------------------------------------------------------------------------------------------------
 Balance,
    December 31, 1998  13,499,500    $ 13,500   $13,548,200   $  (517,700)  $ (13,403,300) $  (359,300)
======================================================================================================

          See accompanying notes to consolidated financial statements.

                            MCHENRY METALS GOLF CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Period from
                                                                             January 13,
                                                                                 1997
                                                           YEAR ENDED      (inception) to
                                                          DECEMBER 31,       December 31,
                                                              1998               1997
==========================================================================================
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                  $(10,803,500)      $ (2,599,800)
Adjustments to reconcile net loss to
  cash used in operating activities:
   Stock issued as compensation                              1,377,300            136,600
   Warrants issued as compensation                             709,900                 --
   Amortization of unearned compensation                        88,400                 --
   Deferred costs on unrecognized sales                       (298,600)                --
   Provision for inventory obsolescence                        502,900                 --
   Depreciation and amortization                               191,800             33,600
Changes in operating assets and liabilities:
   Inventories                                              (2,305,300)          (109,700)
   Other current assets                                        (47,000)          (110,500)
   Other non-current assets                                    (17,500)           (33,500)
   Accounts payable and accrued liabilities                  2,229,200            355,600
   Accrued compensation                                        144,600             69,000
------------------------------------------------------------------------------------------
Cash used in operating activities                           (8,227,800)        (2,258,700)
------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements          (172,000)          (296,800)
------------------------------------------------------------------------------------------
Cash used in investing activities                             (172,000)          (296,800)
------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under line of credit                         900,000                 --
   Proceeds from note payable                                  279,000                 --
   Principal payments on leases payable                        (14,800)            (2,700)
   Net proceeds from sale of common stock                    6,909,600          3,479,300
------------------------------------------------------------------------------------------
Cash provided by financing activities                        8,073,800          3,476,600
------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                               (326,000)           921,100
CASH AT BEGINNING OF PERIOD                                    921,100                 --
------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                     $    595,100       $    921,100
==========================================================================================


          See accompanying notes to consolidated financial statements.

                            MCHENRY METALS GOLF CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1  -  DESCRIPTION OF COMPANY AND SUMMARY OF ACCOUNTING POLICIES


McHenry Metals Golf Corp. (the "Company") was incorporated in 1985 in Utah under the name of White Pine, Inc. In 1986, the name was changed to Symphony Holding Company. In 1993, the corporate domicile was changed from Utah to Nevada and the corporation changed its name to Symphony Ventures, Inc. In 1996, the name was changed to Micro-ASI International, Inc. On April 1, 1997, the Company entered into an Agreement and plan of Reorganization with McHenry Metals, Inc. ("MMI") and changed its name to McHenry Metals Golf Corp. MMI was incorporated under the laws of Illinois on January 13, 1997, to engage in the manufacture and sale of a new line of golf related equipment.

Pursuant to the Agreement, the Company forward split its common stock on a 2.2 for 1 basis, increasing the number of shares outstanding from 577,770 shares to 1,271,094 shares. The Company then issued 5,650,000 post split shares of its authorized but previously unissued common stock to acquire all the issued and outstanding stock of MMI in a stock for stock exchange (the "Acquisition") whereupon MMI became a wholly-owned subsidiary of the Company. The Acquisition is treated as a "reverse merger" for accounting purposes and MMI is deemed to be the successor entity with a recapitalization of the stockholders equity portion of its financial statements. In conjunction with the Acquisition, the Company declared a distribution to shareholders of the Company, of record as of March 31, 1997, (immediately prior to the Acquisition) of 1,271,094 Series A Warrants (see Note 8) to be distributed in the future, upon effectiveness of a registration statement covering the offer and sale of shares issuable upon exercise of such warrants.

All significant intercompany balances and transactions have been eliminated in consolidation.

Prior to 1998, the Company was a development stage company. In 1998, the Company started to manufacture, market and sell its line of golf clubs.

On December 31, 1998, the Company assumed all assets and liabilities of MMI and dissolved MMI.


REVENUE RECOGNITION - Due to the Company's limited operating history and uncertainty with respect to the market acceptance of the Company's products, management has elected to defer recognition of revenue on product sales until the related accounts receivable have been collected. This basis of revenue recognition is expected to continue until, in the opinion of management, there exists sufficient history of customer payments and returns to provide a reasonable basis to conclude that revenue is earned at the point of shipment.


The revenue that is deferred is equal to the net accounts receivable balance, and is classified as a current liability. The cost of the deferred revenues make up the balance of deferred costs on unrecognized sales, which are classified as current assets.


INVENTORIES - Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market (net realizable value). The industry in which the Company operates is characterized by intense competition and rapid technological changes. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventory would be less than the amounts reflected in the accompanying consolidated balance sheet. See Note 11 for additional inventory net realizable value and concentration of risk considerations.


EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Equipment and leasehold improvements are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives generally ranging from two to seven years. Leasehold improvements and assets under capital leases are amortized over the shorter of the estimated useful lives of the assets or the life of the lease.

MCHENRY METALS GOLF CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
================================================================================



LONG-LIVED ASSETS - The Company reviews the carrying amount of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


INTANGIBLE ASSETS - Intangible assets are included in other non-current assets in the accompanying consolidated balance sheet and are comprised of trademarks and patents. The amortization of such amounts is computed using the straight-line method over an estimated useful life of 17 years.


INCOME TAXES - The Company and its subsidiary file consolidated returns for U.S. federal income tax purposes and combined returns for California income tax purposes.


The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year(s) in which the differences are expected to reverse. This requires that the Company record a deferred tax asset related to the future income tax benefits associated with tax loss and credit carryforwards, and certain temporary differences for which tax benefits have not previously been recognized. Deferred tax assets are to be reduced by a valuation allowance when it is more likely than not that a portion or all of the deferred tax asset will not be realized. In addition, under SFAS 109, the tax benefit associated with the utilization of operating loss carryforwards is included in the regular provision for income taxes.


STOCK-BASED COMPENSATION - The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost is recognized for its employee stock option grants, unless the exercise price of options granted is less than fair market value on the date of grant. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (see Note 9).


FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of the Company's short-term credit facilities approximate fair value because the interest rates on these instruments are subject to change with market interest rates.


RESEARCH AND DEVELOPMENT COST - Research and development costs are expensed as incurred.


PRODUCT WARRANTY - The Company supports all of its golf clubs with a limited one year written warranty. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience.


ADVERTISING COSTS - The Company expenses advertising costs when incurred. Trade and consumer ad space and event sponsorships was approximately $2,337,300 and $248,100 for 1998 and 1997, respectively.

                                                       MCHENRY METALS GOLF CORP.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
================================================================================



USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, including the inventory obsolescence provision, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.


CONCENTRATIONS OF CREDIT RISK - The Company operates in one reportable business segment with a single product line within that segment. The Company primarily sells to golf pro shops and golf equipment dealers, but also sells products to a select number of golf and specialty catalogs as well as direct to customers through an "infomercial" which began airing in December 1998, resulting in concentrated credit risk with respect to the Company's accounts receivable. The Company performs ongoing credit evaluations of its customers but does not require collateral for credit purchases. The Company maintains allowances for potential credit losses, and such losses have been within management's expectations. During 1998 and 1997, the Company did not have any customers accounting for 10% or more of total sales.


LOSS PER SHARE - Loss per share is calculated pursuant to the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic loss per share includes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of the Company.

The following table illustrates the computation of basic and diluted loss per share:

                                                     YEAR ENDED       January 13, to
                                                  DECEMBER 31, 1998  December 31, 1997
                                                 =====================================
NUMERATOR:
     Net loss available for common stockholders      $(10,803,500)      $ (2,599,800)
                                                 =====================================
DENOMINATOR:
Weighted average number of common shares
   outstanding during the period                       10,896,700          6,897,800
                                                 =====================================
Basic and diluted loss per share                     $      (0.99)      $       (.38)
                                                 =====================================

The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect would be antidilutive due to losses incurred by the Company during periods presented. See summary of outstanding stock options and warrants in Note 9.


COMPREHENSIVE INCOME - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"). This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The Company adopted the provisions of this statement in 1998. These disclosure requirements had no impact on financial position or results of operations. The Company has no elements of other comprehensive income, as defined by SFAS No. 130.

MCHENRY METALS GOLF CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
================================================================================



SEGMENT INFORMATION - In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures Of An Enterprise And Related Information. The provisions of this statement require disclosures of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to stockholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Company adopted the provisions of this statement for 1998 annual reporting. These disclosure requirements had no impact on financial position or results of operations, or the Company's existing segment disclosures.


NEW ACCOUNTING STANDARDS - The following accounting standards were issued during the last year:

     SFAS No. 132 - In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This pronouncement revises employers' disclosures for defined benefit pension plans and other defined benefit postretirement plans. As the Company does not currently sponsor any such plans, this pronouncement has no effect on the Company's financial statements.

    SFAS No. 133 - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not expect the adoption of SFAS 133 to have a material effect on its financial position or results of operations.


RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation.


NOTE 2  -  OPERATING RESULTS, CAPITAL RESOURCES AND GOING CONCERN


The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. A number of factors, including the Company's history of significant losses, negative working capital, its accumulated deficit and the need to restructure debt which is currently in default raise substantial doubts about the Company's ability to continue as a going concern. As of December 31, 1998, the Company has an accumulated deficit of $13,403,300 and a working capital deficiency of $780,300. The Company is currently in default under the terms of its revolving line of credit with a bank. The Company does not possess sufficient cash resources to repay this obligation and the Company would be unable to repay this loan in the event that such demand was made by the Company's creditor (see Note 5). These factors raise questions about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through loans and/or through additional sales of its equity securities pursuant to the exercise of outstanding warrants or otherwise. However, there is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                       MCHENRY METALS GOLF CORP.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
================================================================================



NOTE 3  -  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

     Accounts receivable consist of:
        Trade receivables............................................     $  1,872,200
        Allowance for doubtful accounts..............................       (1,347,300)
                                                                          ------------
                                                                          $    524,900
                                                                          ============
      Inventories consist of:
        Raw materials................................................     $    558,700
        Work-in-progress.............................................          638,800
        Finished goods...............................................          979,200
        Finished goods on consignment................................          238,300
        Obsolescence reserve.........................................         (502,900)
                                                                          ------------
                                                                          $  1,912,100
                                                                          ============
      Equipment and leasehold improvements consist of:
        Machinery, equipment and tooling.............................     $    289,600
        Office equipment and furniture...............................          110,700
        Computer equipment and software..............................          110,400
        Show booth...................................................           81,500
        Leasehold improvements.......................................           25,300
        Vehicle......................................................           15,500
                                                                          ------------
                                                                               633,000
      Accumulated depreciation and amortization......................         (220,400)
                                                                          ------------
                                                                          $    412,600
                                                                          ============


NOTE 4  -  OTHER EXPENSE - WRITE-DOWN OF ASSET


In August 1998, the Company entered into a Joint Development Agreement with one of its suppliers to develop a forged series of metal woods and scoring irons in accordance with the Company's designs and utilizing proprietary technology developed by the supplier. The Company issued 194,944 shares of its common stock (valued at $694,000) in exchange for the rights to use the supplier's proprietary technology as well as to compensate the supplier for engineering costs, tooling and equipment called for under the Joint Development Agreement.

In December 1998, the supplier advised the Company that it would be unable to make the necessary acquisitions of equipment and tooling due to financial difficulties experienced by the supplier. The Company and the supplier are currently attempting to renegotiate the agreement to include a third party that would acquire the necessary equipment. As a result of the uncertainty of the value of this investment, the Company has fully-reserved the value of its common stock given to the supplier and charged that amount to "other expense."


NOTE 5  -  LINE OF CREDIT

The Company has a $900,000 line of credit agreement with a bank bearing interest at the bank's prime rate plus 2% (total of 9.75% at December 31, 1998). The line of credit is secured by accounts receivable and is due on February 11, 1999.

MCHENRY METALS GOLF CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
================================================================================



As of December 31, 1998, the Company was not in compliance with most of its loan covenants of the line of credit agreement. On January 29, 1999, the Company and the bank negotiated an amended line of credit agreement which revised the maturity date from February 11, 1999 to the earlier of the Company's sale of $2,000,000 in additional equity or May 11, 1999, increased the interest rate to prime plus 7%, reduced the amount which can be borrowed to $870,000 (the outstanding balance as of that date) and requires principal payments on the following dates should the Company's borrowing base be insufficient to support the outstanding balance on the dates payments are due: $125,000 as of March 31, 1999 (which was paid on March 31, 1999); $150,000 as of April 30, 1999; and $175,000 on May 10, 1999.


NOTE 6  -  COMMITMENTS AND CONTINGENCIES


LEASES

Following is a schedule of estimated future minimum lease payments under capital and operating lease agreements.

       YEAR ENDED                                        CAPITAL    OPERATING
       DECEMBER 31,                                      LEASES       LEASES
       ==========================================================================
       1999                                             $ 31,000       $ 80,100
       2000                                               29,900             --
       2001                                               11,600             --
       2002                                                  700             --
       --------------------------------------------------------------------------
       Total minimum lease payments                       73,200       $ 80,100
                                                                    =============
       Amount representing interest                      (12,100)
       ------------------------------------------------------------
       Present value of net minimum lease payments        61,100
       Current portion                                   (23,500)
       ------------------------------------------------------------
       Long-term portion                                $ 37,600
       ============================================================

Certain equipment and vehicle leases are classified as capital leases for financial reporting purposes. These capital leases are payable in monthly installments of approximately $2,600 with interest rates from 14.6% to 14.9%. The leases are secured by the related leased equipment and vehicle.


At December 31, 1998, $78,600 of such leased equipment and vehicle are included in equipment and leasehold improvements. Amortization expense related to assets under capital leases was approximately $14,800 and $6,800 in 1998 and 1997, respectively.


The Company is also committed under noncancelable operating agreements for the lease of warehouse and office space. Rent expense for 1998 and 1997 was approximately $73,000 and $54,000, respectively (see Note 11).


AGREEMENTS

Certain of the Company's warrant holders have been granted certain registration rights; the costs of any such offering, exclusive of any underwriting discount, would be borne by the Company.

                                                       MCHENRY METALS GOLF CORP.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
================================================================================



The Company has entered into endorsement agreements with touring golf professionals ("Golf Pros") for periods extending through December 31, 1999. Under these contracts, the Company is required to make payments which include a base retainer which totaled approximately $483,000 and $313,000 during 1998 and 1997, respectively. In some cases, the base retainer was paid in the form of restricted common stock of the Company. A total of 92,000 shares and 60,000 shares were issued during 1998 and 1997, respectively, under such contracts with a total value of $384,000 and $100,000, respectively. Of these amounts, $246,700 and $100,000 is included in selling expenses in the accompanying consolidated statement of operations for 1998 and 1997, respectively, and the balance as of December 31, 1998, of $137,300 is reflected as deferred compensation which is included as a reduction of stockholders' equity. Bonuses are also available based on the Golf Pro's winning tournaments and their final placement on the final "PGA Money List." Bonus payments totaled approximately $75,000 in 1998; there were no bonuses paid for 1997. Base retainers for 1999 relating to these contracts total approximately $200,000. Subsequent to December 31, 1998, the Company entered into additional contracts which require the Company to make additional base retainer payments of approximately $360,000 during 1999.


The Company is committed under a contract with a company, whose executive vice president is also a board member of the Company, to purchase golf club heads at a purchase price of approximately $1,410,000 no later than June 30, 1999 (see
Note 11).


The Company has entered into an employment agreement with Mr. Gary Adams, Chairman and CEO, for a period of three years commencing in April 1997. Mr. Adams is required to devote his full-time business efforts to the Company for which he is paid an annual salary, initially at a rate of $120,000 per year, which was later increased to $150,000 per year. In addition, Mr. Adams is to be paid a royalty upon the sale or license of "metal woods" designed by him at the rate of $1.00 per club for the first 500,000 clubs; at $.50 per club for the next 500,000 clubs; and $.25 per club for all sales in excess of 1,000,000 clubs. During 1998, the Company paid a royalty advance to Mr. Adams in the amount of $59,900. Of this amount, $23,400 had been earned as of December 31, 1998 and is included in cost of goods sold for the year ended December 31, 1998. The balance of $36,400 is included in other current assets in the accompanying consolidated balance sheet as of December 31, 1998.


LITIGATION

The Company is involved in various claims arising in the ordinary course of business; none of these claims, in the opinion of management, is expected to have a material adverse impact on the financial position, cash flows or overall trends in the results of operations of the Company.

MCHENRY METALS GOLF CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
================================================================================



NOTE 7  -  INCOME TAXES


A reconciliation of the provision for income taxes to the amount computed by applying the statutory Federal income tax rate to income before income taxes follows:

                                                                                      Period from
                                                                                   January 13, 1997
                                                            Year ended December     (inception) to
                                                                  31, 1998         December 31, 1997
                                                            ------------------------------------------
        Amounts computed at Federal statutory rate.........   $   (3,673,000)       $     (884,000)
        State income taxes.................................            1,600                 1,600
        Non-deductible expenses............................          583,000                 2,500
        Losses for which no current benefits are available.        3,090,000               881,500
                                                            ------------------------------------------
        Provision for income taxes.........................   $        1,600        $        1,600
                                                            ==========================================

The components of deferred income taxes:

                                                                December 31, 1998
                                                                ------------------
       Deferred tax assets:
       Net operating loss carryforwards.....................       $   3,300,500
       Accrued liabilities and reserves.....................             786,000
       Intangible assets....................................             276,000
       Deferred income......................................              90,000
                                                                ------------------
                                                                       4,452,500
       Deferred tax liabilities:
       Book and tax depreciation differences................             (22,500)
                                                                ------------------
                                                                       4,430,000
       Valuation allowance..................................          (4,430,000)
                                                                ------------------
       Deferred taxes.......................................       $          --
                                                                ==================

At December 31, 1998, a 100% valuation allowance has been provided on the total deferred income tax assets as they are not more likely than not to be realized.


The Company has not recorded provisions for Federal income taxes in 1998 and 1997. At December 31, 1998, the Company had net operating loss carryforwards of approximately $8,768,000 for Federal tax reporting purposes and approximately $5,475,000 for California tax purposes. The net operating loss carryforwards for tax purposes expire between 2000 and 2018.


As a result of the significant equity transactions in 1997 and 1998, the Company could have experienced a more than 50% ownership change for Federal income tax purposes. As a result, an annual limitation could be placed upon the Company's ability to realize the benefit of its net operating loss carryforwards. The amount of this limitation has not been definitively determined at this time.

                                                       MCHENRY METALS GOLF CORP.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
================================================================================



NOTE 8  -  STOCKHOLDERS' EQUITY


As a negotiated term of the acquisition of McHenry Metals, Inc., the Company's Board of Directors approved a 2.2 to 1 forward split of its outstanding common stock effective April 1, 1997. This increased the number of shares outstanding from 577,800 shares to 1,271,100 shares, before the issuance of shares for the acquisition of the subsidiary.


During 1997, the Company sold, to qualified investors, 7,097,000 shares of the Company's unregistered common stock. The Company received net proceeds of approximately $3,479,300 after deduction of commissions and transaction related expenses.


The Company also issued 422,700 shares of common stock for the purchase of furniture and as compensation during 1997. These shares were valued at $288,900. Of this amount, $88,400 was deferred and included in unearned compensation (a reduction of stockholders' equity) as of December 31, 1997. The amount deferred as of December 31, 1997 was charged against income as compensation expense during 1998.


On December 12, 1997 the Company offered qualified investors, by means of confidential private placement, a minimum of 250,000 units and a maximum of 650,000 units. A unit is defined as two shares of the Company's unregistered common stock and one unregistered common stock purchase warrant. Each warrant entitles the holder to purchase, for a period of three years, one share of common stock for $5.00. No units were sold in 1997. The Company sold 319,033 units for $7.00 in March 1998. The Company received net proceeds of approximately $2,169,800 after deduction of commissions and transaction related expenses.


During 1998, the Company sold, to qualified investors, 3,130,500 shares of the Company's unregistered common stock. Certain of the sales included warrants to purchase common stock at an exercise price of $5.00, expiring through March 2001. A total of 319,000 of such warrants were issued through these sales. The Company received net proceeds of approximately $4,739,800 after deduction of commissions and transaction related expenses.


During 1998, the Company issued 521,600 shares of unregistered common stock as compensation for services. The fair value of the common stock issued was approximately $1,514,600, of which $1,377,300 was expensed during 1998. The remaining fair value of $137,300 relates to services that have not yet been provided (see Note 6) and will be charged to expense over the applicable future service periods.


On November 3, 1998 the Company registered, with the U.S. Securities and Exchange Commission:

o 1,271,094 redeemable warrants ("Series A Warrant") for distribution to common stockholders of record as of March 31, 1997. Each warrant is exercisable at $1.00 per share during the first year, $1.50 per share during the second year, and $2.00 per share during the third year following the date of registration. All such warrants were distributed. There were no proceeds from the issuance of these warrants.

o 1,300,000 redeemable warrants ("Shop Warrants" and "Pro Warrants") to be granted to certain dealers of the Company's products, and to golf professionals who use and endorse the Company's products. Each warrant is exercisable at $1.48 per share. During 1998, 260,375 shop warrants were distributed with a fair value of $268,700 determined in accordance with SFAS No. 123 (see Note 9) which is reflected as selling expenses in the accompanying statement of operations. No pro warrants were distributed in 1998.

MCHENRY METALS GOLF CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
================================================================================



During 1998, the Company issued 117,500 "series WO" (holder incurs cost associated with subsequent registration) unregistered common stock purchase warrants and 254,213 "series W" (Company incurs cost associated with subsequent registration) unregistered common stock purchase warrants to suppliers and board members in lieu of cash payments for services. Each warrant entitles the holder to purchase, for a period of three to five years after the date of issuance, one share of common stock at a price equal to the fair market value of the Company's common stock on the date the warrant was issued with exercise prices ranging from $.75 to $4.13 per share. Warrants issued in lieu of cash payments for services were valued at $720,600, determined in accordance with SFAS No. 123 (see Note 9). Of this amount $340,200 was expensed in 1998 and $380,400 will be expensed in the related future service periods.


During 1998, the Company repriced 445,000 options to non-employee directors of the Company. In connection with the repricing, the Company recognized approximately $101,000 of expense in 1998. The expense represents the excess of the fair value of the options after repricing over the fair value of the options immediately before repricing.


During 1998, the Company borrowed $279,000 from the Vice Chairman of the Board of Directors. In December 1998, the Company repaid this loan through the issuance of 418,500 shares of the Company's common stock and 139,500 warrants to purchase the Company's common stock, exercisable at $1.00 per share which expire in November, 2001. Interest at a rate of 6% totaling $3,700, was accrued as of December 31, 1998.


Pursuant to state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from paying dividends to its stockholders a result of its accumulated deficit as of December 31, 1998.


NOTE 9  -  STOCK OPTION PLAN AND WARRANTS


Stock Option Plan - The Company maintains a stock option plan under which incentive stock options may be granted to employees of the Company and nonqualified stock options may be granted to non-employee directors of the Company. Under the terms of the plan, qualified nontransferable options may be granted for terms of up to 10 years or 5 years for individuals with more than 10% ownership. Vesting terms and exercisable rate for qualified stock options and grant terms for nonqualified stock options are determined at the discretion of the Board of Directors. Options are generally granted with an exercise price not less than the fair market value of the common stock at the date of grant. A total of 2,295,000 shares of common stock have been reserved for issuance under the plan. Options may be granted under the plan until it is terminated by the Board of Directors, applicable law, or after the passage of ten years from plan approval or adoption.


Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if such compensation cost for the Company's stock option and issuance plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: 0% and 0% dividend yield; expected volatility of 28% to 123% and 32% to 34%, risk free interest rates of 4.10% to 5.64% and 5.48% to 6.01%; and expected lives of 2 to 5 years and 1 year (determined on an option-by-option basis).

                                                       MCHENRY METALS GOLF CORP.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
================================================================================



Under the accounting provisions of SFAS 123, the Company's net loss per share would have been increased to the pro forma amounts indicated below:

                                                                1998             1997
                                                           ---------------  ----------------
         NET LOSS:
            As reported ..................................   $(10,803,500)    $ (2,599,800)
            Pro forma ....................................   $(11,152,000)    $ (2,691,900)

         BASIC AND DILUTED EPS:
            As reported ..................................   $     (0.99)     $      (.38)
            Pro forma ....................................   $     (1.02)     $      (.39)

A summary of the status of the Company's stock option plan as of December 31, 1998 and 1997, and changes during the periods ending on those dates is presented below:

                                                    1998                            1997
                                       ------------------------------- --------------------------------
                                                      WEIGHTED-AVG.                    Weighted-Avg.
                                          SHARES      EXERCISE PRICE      Shares      Exercise Price
                                       ------------------------------- --------------------------------
Outstanding at beginning of period...     1,250,000     $      1.09              --           --
Granted..............................     1,920,000     $      1.50       1,250,000     $      1.09
Cancelled............................      (975,000)    $      2.74              --           --
                                       --------------                  --------------
Outstanding at end of period.........     2,195,000     $      0.72       1,250,000     $      1.09
                                       ==============                  ==============
Options exercisable at end of period.     1,395,000     $      0.86       1,000,000     $      1.31
                                       ==============                  ==============
Weighted-average fair value of
  options granted during the period..                   $      1.16                     $     $0.10

The following table summarizes information about stock options outstanding at December 31, 1998:

                                   Options Outstanding                   Options Exercisable
                      ----------------------------------------------  ---------------------------
                         Number    Weighted-Average  Weighted-Average    Number    Weighted-Average
                      Outstanding      Remaining     Exercise Price   Exercisable    Exercise
       Prices         at 12/31/98  Contractual Life                   at 12/31/98      Price
--------------------------------------------------------------------  ---------------------------
       $ 0.50              600,000      1.2 years       $ 0.50           600,000     $  0.50
       $ 1.00            1,595,000      4.7               1.00           795,000        1.00
                         ---------      ----            ------         ---------     -------
 $ 0.50 to $ 1.00        2,195,000      3.7 years       $ 0.72         1,395,000     $  0.86
                         =========      ===             ======         =========     =======

Warrants - From time to time, the Company grants common stock purchase warrants as a form of payment for services to non-employee directors of the Company, suppliers and customers. Generally, warrants are granted for terms of up to 5 years. In addition, the Company issues warrants in connection with the issuance of common stock or for other purposes (see Note 8).

MCHENRY METALS GOLF CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
================================================================================



A summary of the status of the Company's common stock purchase warrants as of December 31, 1998 and 1997, and changes during the periods ending on those dates is presented below (all warrants are included below, except for the caption "Weighed average fair value of warrants granted during the year," which only includes warrants issued as compensation to non-employee directors of the Company, suppliers and customers):

                                                      1998                            1997
                                          ------------------------------  -----------------------------
                                                        WEIGHTED-AVG.                  Weighted-Avg.
                                             SHARES     EXERCISE PRICE      Shares     Exercise Price
                                          ------------------------------  -----------------------------
Outstanding at beginning of period.......      35,000       $   3.66             --              --
Granted..................................   2,837,700       $   1.76         35,000        $   3.66
Cancelled................................          --             --             --              --
                                          -------------                   ------------
Outstanding at end of period.............   2,872,700       $   1.78         35,000        $   3.66
                                          =============                   ============
Warrants exercisable at end of period....   2,597,700       $   1.86         35,000        $   3.66
                                          =============                   ============

The following table summarizes information about common stock purchase warrants outstanding at December 31, 1998.

                                   Warrants Outstanding                        Warrants Exercisable
                     --------------------------------------------------   ------------------------------
                         Number      Weighted-Average  Weighted-Average       Number    Weighted-Average
      Prices          Outstanding       Remaining           Exercise       Exercisable      Exercise
                      at 12/31/98    Contractual Life         Price        at 12/31/98       Price
------------------------------------------------------------------------  ------------------------------
 $ 0.75 to $ 1.50      2,060,800         3.2 years            $1.17         1,785,800       $1.20
 $ 2.00 to $ 2.50        443,700         2.9                   2.01           443,700        2.01
 $ 4.13 to $ 5.00        368,200         2.2                   4.88           368,200        4.88
                    ----------------------------------------------------   -----------------------------
 $ 0.75 to $ 5.00      2,872,700         3.0 years            $1.78         2,597,700       $1.86
                    ====================================================   =============================

No stock purchase warrants have been exercised during the two years ended December 31, 1998.


NOTE 10  -  SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

Cash paid for interest during 1998 and 1997 totaled $35,800 and $600, respectively and cash paid for income taxes was $800 in 1998 and 1997. In 1998 and 1997, the Company entered into capital lease obligations to acquire equipment and a vehicle totaling $26,800 and $51,800, respectively. In 1998, the Company converted $279,000 of debt owed to a related party for shares of common stock and warrants to purchase the Company's common stock (Note 8).


NOTE 11  -  RELATED PARTY TRANSACTIONS


In November 1998, the Company was advised by its principal supplier of club heads that, due to changes in the golf industry, the supplier had decided to cease production of golf club heads. As of December 9, 1998, the Company owed this supplier $556,300 for golf club heads which had been received and had open purchase orders for golf club heads with a value of approximately $2,350,000. The Company was able to negotiate a one-time buy-out of the balance owing to the supplier plus the open purchase orders for $1,175,000 as of December 11, 1998.

                                                       MCHENRY METALS GOLF CORP.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
================================================================================



As the Company did not have the financial resources to complete the buy-out discussed above, the Company entered into an agreement with a company, whose Executive Vice President is a Director of the Company, to purchase the golf club heads that the Company purchased, but had not yet paid for, from the supplier, plus the remaining golf club heads on open purchase orders as they are completed by the supplier. Pursuant to the agreement, the Company purchases golf club heads on a COD basis, as-needed from the related party. In exchange for financing the purchase of these golf club heads, the Company pays a 20% mark-up over cost. The total purchase price of these golf club heads is approximately $1,410,000 and must be paid no later than June 30, 1999. Additionally, the agreement with the related party requires the Company to purchase a certain minimum number of golf club heads each month from January through June 1999. If the Company fails to make these purchases, the related party is under no obligation to sell the remaining golf club heads to the Company and the Company would loose any value added costs previously paid for by the Company. The Company has approximately $518,800 of such value added costs capitalized as work in process inventory as of December 31, 1998.


The Senior Vice President of Marketing and Director of the Company was the owner of the media (print & television) agency used by the Company in 1998. The suppliers of this media discounted their billings to the agency by 15%, as is standard in the industry. The Company then paid the agency the net amount plus 3%. The total amount paid to the agency in 1998 was approximately $391,300.


The Company rented office space in McHenry, Illinois from a Director of the Company which expired on December 31, 1998. Total rent and related expenditures paid were approximately $15,600 and $18,000 during 1998 and 1997, respectively.


NOTE 12  -  EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution retirement savings plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time U.S. employees. Participants may contribute a percentage of their salaries subject to statutory annual limitations. The Company currently does not make any contributions to the plan, except to pay for the expense of maintaining the plan.


NOTE 13  -  SUBSEQUENT EVENT

Subsequent to year end, the Company had the following equity transactions:


The Company sold, to qualified investors, 716,000 shares of the Company's unregistered common stock for proceeds of approximately $716,000.


Holders of 250,100 Series A warrants converted their warrants into 250,100 shares of the Company's common stock. The Company received proceeds of approximately $250,100.

Holders of 4,100 Shop Warrants converted their warrants into 4,100 shares of the Company's common stock. The Company received proceeds of approximately $6,100. Holders of 20,000 Series W warrants converted their warrants into 20,000 shares of the Company's common stock. The Company received proceeds of approximately $20,000.

MCHENRY METALS GOLF CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
================================================================================



The Company issued, to two of the Company's vendors who are qualified investors, 606,200 shares of the Company's unregistered common stock in exchange for services valued by the vendors at $499,700.

The Company issued 54,500 shares of the Company's unregistered common stock to a group of employees plus 10,000 shares to an officer of the Company as compensation

The Company issued 5,000 shares of the Company's unregistered common stock as a finders fee to an individual who referred a qualified investor.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Prior to December 23, 1998, McHenry Metals Golf Corp.'s ("the Company") independent accountants were Clumeck, Stern, Phillips & Schenkelberg ("CSPS"). CSPS had audited the Company's financial statements as of December 31, 1997 and for the period from January 13, 1997 (the date of organization) through December 31, 1997. Effective December 23, 1998, the Company dismissed CSPS as the Company's independent accountants. The decision to dismiss CSPS was approved by the Company's Audit Committee of the Board of Directors on December 23, 1998. Prior to its dismissal, CSPS delivered to the Company its Independent Auditors' Report dated February 12, 1998, on the Company's consolidated financial statements for the period from January 13, 1997 through December 31, 1997. This report did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. There were no disagreements between the Company and CSPS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


On February 2, 1999, the Company appointed BDO Seidman, LLP ("BDO") as its independent accounting firm. Prior to the appointment of BDO, the Company did not consult with BDO regarding either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant's financial statements.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The information required by this item relating to the Company's directors and executive officers and all nominees will be filed by amending this Form 10-KSB no later than April 30, 1999. Disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is not applicable, as the Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.


ITEM 10.   EXECUTIVE COMPENSATION


The information required by this item will be filed by amending this Form 10-KSB no later than April 30, 1999.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information required by this item will be filed by amending this Form 10-KSB no later than April 30, 1999.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information required by this item will be filed by amending this Form 10-KSB no later than April 30, 1999.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.


(a)     Exhibits

The following exhibits are referenced or included in this report:

       EXHIBIT      DESCRIPTION
       -------      -----------
         2.1*       Agreement & Plan of Reorganization
         3.1*       Articles of Incorporation
         3.2*       Articles of Amendment
         3.3*       Articles of Amendment
         3.4*       By-Laws
         4.1*       Common Stock Specimen Certificate
         4.2*       Form of Warrant Agreement
         4.3*       Form of Warrant Certificate
         5.1*       Opinion of Counsel
        10.1*       Lease Agreement - Carlsbad, CA
        10.2*       Lease Agreement - McHenry, IL

       EXHIBIT      DESCRIPTION
       -------      -----------
        10.3*       Stock Option Plan
        10.4*       Employment Agreement - Gary Adams
        10.5*       Employment Agreement - Bradley Wilhite
        10.6*       Employment Agreement - Mario Cesario
        10.7*       Employment Agreement - Thomas Grimley
        10.8*       Employment Agreement - Eddie Langert
        16.1*       Letter from Clumeck, Stern, Phillips & Schenkelberg
                       on change in certifying accountant
        24.1*       Power of Attorney (see page 45)
        27.1        Financial Data Schedule - 1998
        27.2        Financial Data Schedule - 1997

------------------
*       Exhibits previously filed.

(b)     Reports on Form 8-K

The following reports on Form 8-K were filed during the fourth quarter of 1998 and the first quarter of 1999:


On December 30, 1998, the Company filed a Current Report on Form 8-K reporting that, effective December 23, 1998, the Company dismissed Clumeck, Stern, Phillips & Schenkelberg as the Company's independent accountants.


On January 15, 1999, the Company filed a Current Report on Form 8-K to submit a copy of the letter of agreement with Form 8-K filed with the Commission on December 30, 1998 from Clumeck, Stern, Phillips & Schenkelberg and received by McHenry Metals Golf Corp. on January 13, 1999.


On February 4, 1999, the Company filed a Current Report on Form 8-K reporting that, effective February 2, 1999, the Company appointed BDO Seidman LLP as the Company's independent accounting firm.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MCHENRY METALS GOLF CORP.

Date:   April 14, 1999                By:      /s/ Bradley J. Wilhite
                                          -------------------------------------
                                          Bradley J. Wilhite
                                          President, Acting Chief Executive
                                          Officer, Director


Date:   April 14, 1999                By:     /s/ Douglas A. Willford
                                          -------------------------------------
                                          Douglas A. Willford
                                          Chief Financial Officer

                                POWER OF ATTORNEY


KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bradley J. Wilhite and Douglas A. Willford, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   April 14, 1999                By:
                                            -------------------------------------------------
                                            Gary V. Adams
                                            Chairman, Chief Executive Officer, Director


Date:   April 14, 1999                By:      /s/ Theodore Aroney
                                            -------------------------------------------------
                                            Theodore Aroney, Director


Date:   April 14, 1999                By:
                                            -------------------------------------------------
                                            Mark Bergendahl, Director


Date:   April 14, 1999                By:      /s/ Henry J. Fleming
                                            -------------------------------------------------
                                            Henry J. Fleming, Director


Date:   April 14, 1999                By:      /s/ Bradley J. Wilhite
                                            -------------------------------------------------
                                            Bradley J. Wilhite
                                            President, Acting Chief Executive Officer,
                                            Director


Date:   April 14, 1999                By:      /s/ Sal Lupo
                                            -------------------------------------------------
                                            Sal Lupo, Director


Date:   April 14, 1999                By:
                                            -------------------------------------------------
                                            Phillip A. Ward, Director


Date:   April 14, 1999                By:      /s/ Michael Magerman
                                            -------------------------------------------------
                                            Michael Magerman, Director