Form 10KSB40/A
period 1998-12-31
MCHENRY METALS GOLF CORP /CA
filed 1999-04-29
CIK 1046472

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-KSB/A
                            (AMENDED APRIL 29, 1999)

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   DECEMBER 31, 1998
                         -------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________


                        Commission file number: 333-53757

                            MCHENRY METALS GOLF CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         NEVADA                                         87-0429261
(State of Incorporation)                    (I.R.S. Employer Identification No.)

               1945 CAMINO VIDA ROBLE, SUITE J, CARLSBAD, CA 92008 (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:      (760) 929-0015
                                                   -----------------------------

Securities Registered Pursuant To Section 12(b) Of The Act:

Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
       NONE                                           NONE

Securities Registered Pursuant To Section 12(g) Of The Act:  NONE

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 31, 1999 was approximately $12,518,000 (based upon the closing price for shares of the Registrant's Common Stock as quoted by the OTC Bulletin Board for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 31, 1999, 15,270,400 shares of the Registrant's Common Stock, par value of $0.001, were outstanding.

Documents Incorporated By Reference.

                                      NONE

================================================================================

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The following table sets forth the directors, executive officers and other significant employees of the Company, their ages, terms of office and all positions. Directors are elected for a term of one year, and serve until the next annual meeting or until their successors are duly elected by the stockholders and qualify. Officers and other employees serve at the will of the Board of Directors. Disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is not applicable, as the Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.

Name of Director, Officer
or Significant Employee        Age   Served Since  Positions and Offices Held With The Company
---------------------------    ---   ------------  -------------------------------------------
Gary V. Adams(1)............    55    Apr. 1997    Chairman of the Board and Chief Executive Officer
Theodore Aroney(1)(3).......    59    Apr. 1997    Vice Chairman of the Board and Secretary
Mark Bergendahl(2)(3).......    38    Apr. 1997    Director
Henry J. Fleming, Jr.(2)....    55    Apr. 1997    Director
Sal Lupo....................    66    Apr. 1997    Director
Michael Magerman(2).........    37    Nov. 1998    Director
Phillip A. Ward(3)..........    57    May  1998    Director
Bradley J. Wilhite(1).......    34    May  1997    President, Acting Chief Executive Officer and Director
Brian E. Fortini............    42    July 1998    Vice President - Sales and Marketing
Gary L. Moles...............    46    Apr. 1997    Chief Operating Officer
Douglas A. Willford.........    43    Jan. 1999    Chief Financial Officer
Mario Cesario...............    64    May  1997    Director of Product Research and Development

(1) Member of the Executive Committee

(2) Member of the Audit Committee

(3) Member of the Compensation/Stock Option Plan Committee

Except for Messrs. Adams, Aroney, Bergendahl, Fleming, Magerman and Ward, each of these individuals devoted full time to the Company as employees during 1998. During 1998, Mr. Adams has been exclusively focused on overcoming his health problems. There are no family relationships among executive officers or directors of the Company. A brief description of these individuals and their background and business experience follows:

GARY V. ADAMS - Mr. Adams established the Company in early 1997. Previously, Mr. Adams was President and CEO of Founders Club Golf Company (1989-1994) which he established in 1989. As chairman of Taylor Made Golf Co. (1979-1989), which he founded in 1979, he became known as the "Father of the Metal Wood." During his accomplished career over the past three decades, Mr. Adams has received numerous awards for his industry-leading innovations. Most notably, he has received the PGA of America's highest honor, the Ernie Sabayrac Award, for lifetime contributions to the industry. The elite class of recipients recognized with this award includes

Karsten Solheim, founder of Karsten Manufacturing and PING golf clubs, and Ely Callaway, founder and chairman of Callaway Golf. Mr. Adams was also elected to the Illinois PGA Hall of Fame in 1994, and was named "Man of the Year" by the National Golf Association in 1994, and "Golf Innovator of the Decade" by the International Network of Golf in 1995.


THEODORE ARONEY - Mr. Aroney is currently owner of Halo Farms Breeding and Racing Operation for thoroughbred horses. Mr. Aroney has been associated with this operation since 1970. From 1985 to 1990, Mr. Aroney was president of Rancho Real, Inc., a developer of townhouses in La Costa, California. From 1990 to 1993, Mr. Aroney was the founding director of Odyssey Sports, Inc., a golf company. Mr. Aroney is a private investor and consultant with experience in many other businesses.


MARK A. BERGENDAHL - Mr. Bergendahl is the President of Redfield Taylor & Associates, Inc., an investment firm which focuses on investing in small cap and start up companies, President of Jacobson, Larson Management, Inc., and managing partner of Edie-Wig-BB, a California limited partnership. Since 1986, he has held various posts including director of marketing, corporate managing director, and president of Gloria Marshall Figure Salons of Australia, Pty, Ltd., one of Australia's leading weight loss companies. Mr. Bergendahl's experience in the golf industry includes being an initial investor in Odyssey Golf, and serving on the board of directors from 1992 to 1995. Mr. Bergendahl is a graduate of the Entrepreneurship Program at the University of Southern California.


HENRY J. FLEMING, JR. - Mr. Fleming is currently president of Fleming and Company, Certified Public Accountants. Practicing as a certified public accountant since 1973, Mr. Fleming has had extensive experience working with private industry. He served as treasurer of the Taylor Made Golf Company through the mid-1980s. He has also been involved with Allison America, a manufacturer of tanning beds, Ex-Tec Plastics and Advantage Rental, Inc. Mr. Fleming serves on the board of directors of Amcore Bank Northwest and with various closely held corporations. Mr. Fleming graduated with a Bachelor of Arts degree in accounting from Lewis College in Lockport, Illinois.


SAL LUPO - Mr. Lupo served as Senior Vice President-Marketing from April 1997 through June 1998, and as Executive Vice President through March 1999. Mr. Lupo continues to serve as a Director of the Company as he has since April 1997. Beginning in the early 1980s, Mr. Lupo provided marketing planning and execution support for the introduction and development of the Taylor Made Golf Company. In addition to the work with Taylor Made, Lupo and Associates provided strategic planning and marketing development for other golf equipment companies such as Aldila, United Sports Technologies, Wilson, Cleveland Golf, and Tiger Shark. Mr. Lupo previously held marketing and management posts at Helene Curtis Industries, including new products manager, corporate director of marketing, and president of the Hair Fashions Division.


MICHAEL MAGERMAN - Mr. Magerman co-founded the Odyssey Golf Company and launched the Odyssey Stronomic Putter Line in 1990, which became the #1 putter in the world under his leadership. The innovative and technically advanced putter quickly gained prominence on the PGA, Senior PGA and LPGA Tours, as well as in the marketplace. In 1995, Mr. Magerman sold Odyssey to U.S. Industries. He continued as President and CEO of Odyssey and was also named President and CEO of Tommy Armour Golf (a division of U.S. Industries). Under his leadership, combined sales of Odyssey and Tommy Armour rose to approximately $100 million. In 1997, Mr. Magerman sold Odyssey, for U.S. Industries, to Callaway Golf for $130 million and Tommy Armour was sold to TearDrop Golf for $24 million.


PHILLIP A. WARD - Mr. Ward is currently President and CEO of
Bignell-Ward-Bignell, Inc., a commercial real estate brokerage company and Hawk Financial Services, a premium finance company. He is also Executive Vice President and CEO of Big Bear Supermarkets. He is former Chairman of the Century Club of San Diego, the organization that runs the PGA Tour's Buick Invitational annually in San Diego.

BRADLEY J. WILHITE - Mr. Wilhite's business background includes over ten years in the financial service industry with two of the nation's top six banking organizations NationsBank (now BankAmerica) and First Union Corporation. During his career, he served as a corporate banker working with emerging growth companies, managed several lines of business, directed successful product launches and brand development programs and led merger and acquisition teams. Mr. Wilhite is the son of a PGA golf professional, and he played college golf at Oklahoma State University and Texas Christian University where his teammates included several current PGA Tour players. Mr. Wilhite received a bachelor's degree in business administration and finance from Texas Christian University and a master's degree in business administration and marketing from Wichita State University.


BRIAN E. FORTINI - Mr. Fortini was formerly Senior Marketing Manager of Taylor Made Golf Company (1996-1998), where he was a leading executive involved with the company's explosive market share gains in metal woods and irons in the mid 1990's. Prior to joining Taylor Made, he spent six years at PowerBilt Golf as National Sales Manager and Director of Marketing and eleven years with Savin Corporation in a variety of sales, marketing, and general management positions. He is a graduate of Ohio Wesleyan University and has a Masters of Business Administration degree from New York University.


GARY L. MOLES - During 1973 to 1990 Mr. Moles was an employee of Wilson Sporting Goods involved as a director of raw material purchases. During 1991-1992, Mr. Moles served as director of purchasing of Sunbeam-Oster Household Products. During 1993-1995, Mr. Moles served as vice president of operations of Founders Club Golf Company in Vista, California. Mr. Moles received a Bachelor of Science Degree in business administration from Tennessee Technological University, in Cookeville, Tennessee in 1978.


DOUGLAS A. WILLFORD - Prior to joining the Company, Mr. Willford was self-employed as a CPA and consultant from 1996 through 1998. During this time, his responsibilities included serving as an Interim CFO and external reporting manager for a publicly held San Diego based assembler of electronic components. During 1995, Mr. Willford was Chief Financial Officer for a publicly owned software development company located in Spokane, Washington. From 1987 through 1995, he served as Chief Financial Officer for a facilities management company and a software development company that provided services to the health care industry. Mr. Willford began his career in 1977 with Arthur Andersen & Co. after receiving his bachelor's degree in business administration and accounting from California State University, Fullerton.


MARIO CESARIO - Mr. Cesario brings to the Company over 40 years of experience in the design of high-performance, quality golf clubs. Since 1962, he has provided assistance to tour professionals and top amateurs from his custom club design and fitting operation in Redlands, California. His clients have included top PGA and Senior PGA Tour professionals such as Tom Watson, Craig Stadler, Dave Stockton, and Bob Rosburg, to name a few. Mr. Cesario has also been a club design consultant to several golf equipment companies. In addition to his credentials as a golf club designer, Mr. Cesario is an Honorary Life Member of the Southern California PGA.


ITEM 10.   EXECUTIVE COMPENSATION


SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION


The following table provides certain summary information concerning compensation earned, for services rendered in all capacities to the Company and its subsidiaries, for the fiscal year ended December 31, 1998 and for the period from January 13, 1997 (inception) through December 31, 1997, by all persons who served as the Company's Chief Executive Officer during 1998. There was only one
(1) other executive officer of the Company who earned more than $100,000 in compensation during 1998. These persons are collectively referred to as "Named Executive Officers."

                                                                                                LONG TERM
                                                              ANNUAL COMPENSATION          COMPENSATION AWARDS
                                                           -----------------------      -------------------------
                                                                          OTHER         RESTRICTED
                                                                          ANNUAL          STOCK        SECURITIES      ALL OTHER
                                                            SALARY       COMPEN-         AWARD(S)      UNDERLYING       COMPEN-
NAME AND PRINCIPAL POSITION                      YEAR         ($)       SATION ($)        ($)(5)       OPTIONS(#)      SATION ($)
---------------------------------------------------------------------------------       -----------------------------------------
Gary V. Adams, Chairman of the Board             1998      $134,600          --               --            --               --
  and Chief Executive Officer .............      1997        95,000          --               --         600,000             --

Bradley J. Wilhite, President, Acting Chief      1998      $ 83,700          --               --         325,000(3)          --
  Executive Officer and Director ..........      1997        57,000      $  1,200(2)      $ 50,000       100,000         $  9,800(4)

Sal Lupo,(1) Director .....................      1998      $105,400          --               --            --               --
                                                 1997        64,200          --               --            --               --

----------

(1) Mr. Lupo was a Director of the Company and served as Senior Vice President-Marketing from April 1997 through June 30, 1998 and then as Executive Vice President until March 31, 1999. Subsequent to March 31, 1999, Mr. Lupo continues to serve as a Director of the Company.

(2) Other Annual Compensation for Mr. Wilhite is comprised of an auto allowance provided by the Company.

(3) Includes 100,000 shares originally granted on September 29, 1997 with a five (5) year term and an exercise price of $4.125 per share which were cancelled and regranted pursuant to the November 20, 1998 cancellation/regrant program.

(4)  All Other Compensation for Mr. Wilhite is comprised of a moving allowance.

(5) As of December 31, 1998, Mr. Wilhite owns 100,000 shares of restricted common stock of the Company which has a value of $153,200 based on the average of the highest bid and lowest ask price as quoted on the OTC Bulletin Board for the Company's unrestricted common stock on December 31, 1998. These shares were fully vested as of December 31, 1998. Mr. Wilhite is eligible to receive dividends on these shares; however, the Company has not, and does not plan to, pay dividends to any stockholders.


OPTION GRANTS IN LAST FISCAL YEAR

The following table contains information concerning stock option grants made to the Company's Chief Executive Officer and each of the other Named Executive Officers during the fiscal year ended December 31, 1998. No stock appreciation rights were granted or exercised during such fiscal year.


                                                          INDIVIDUAL GRANTS
                                 ---------------------------------------------------------------------
                                      NUMBER OF        % OF TOTAL
                                     SECURITIES     OPTIONS GRANTED    EXERCISE OR
NAME                             UNDERLYING OPTIONS  IN FISCAL YEAR     BASE PRICE   EXPIRATION DATE
                                     GRANTED (#)                          ($/SH)
------------------------------------------------------------------------------------------------------
Bradley J. Wilhite..............      325,000(1)         20.4%            $ 1.00        11/19/2003

-----------

(1) Includes shares originally granted in 1997, which were cancelled and regranted pursuant to the November 20, 1998 cancellation/regrant program (see "Option Regrant Program" below).

AGGREGATED OPTION EXERCISES AND FISCAL YEAR END VALUES


No options were exercised by the Company's Chief Executive Officer or the other Named Executive Officers during the fiscal year ended December 31, 1998. The following table sets forth information concerning option holdings for such fiscal year with respect to the Company's Chief Executive Officer and each of the other Named Executive Officers. The fair market value of the Common Stock at fiscal year-end was $1.532 per share, based on the average of the highest bid and lowest ask price as quoted on the OTC Bulletin Board. No stock appreciation rights were exercised or outstanding during such fiscal year.


                                             NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                            UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                                         OPTIONS AT FISCAL YEAR END(#)     AT FISCAL YEAR END($)
                                         -------------------------------------------------------------
 NAME                                     EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
 -----------------------------------------------------------------------------------------------------
Gary V. Adams .........................     600,000              --      $ 619,200            --

Bradley J. Wilhite.....................     100,000         225,000      $  53,200     $ 119,700

OPTION REGRANT PROGRAM


As discussed in the Compensation Committee Report on Executive Compensation below, on November 20, 1998, the Company implemented an option cancellation/regrant program for virtually all officers and directors holding stock options on such date. Pursuant to the cancellation/regrant program, each such option was eligible to be canceled and a new option for the same aggregate number of shares was granted with an exercise price of $1.00, the fair market value per share of Common Stock on November 20, 1998. The replacement options have a new five (5) year life measured from November 20, 1998. Mr. Adams elected not to participate in this program, thus retaining his original exercise price of $0.50 per share, which expires on March 31, 2000.


The following table sets forth information with respect to each of the Named Executive officers and Directors concerning his participation in the option cancellation/regrant program, which was effected on November 20, 1998:


                                                    NUMBER OF                                                  LENGTH OF
                                                    SECURITIES         MARKET                                  ORIGINAL
                                                    UNDERLYING        PRICE OF       EXERCISE                 OPTION TERM
                                                     OPTIONS          STOCK AT         PRICE          NEW     REMAINING AT
                                         DATE       CANCELLED         TIME OF        AT TIME OF     EXERCISE    DATE OF
                                          OF        /REGRANTED      CANCELLATION    CANCELLATION     PRICE    CANCELLATION
NAME AND POSITION                       REGRANT         (#)              ($)            ($)           ($)    /REGRANT(YRS.)
----------------------------------------------------------------------------------------------------------------------------
Theodore Aroney ,
    Vice Chairman of the
    Board and Secretary ..........      11/20/98      150,000         $   1.00      $    1.750     $   1.00        3.5

Bradley J. Wilhite, President,
    Acting Chief Executive Officer
    and Director .................      11/20/98      100,000         $   1.00      $    4.125     $   1.00        4.0

Henry J. Fleming, Jr., Director ..      11/20/98      250,000(1)      $   1.00      $    0.500     $   1.00        3.5

Mark Bergendahl, Director ........      11/20/98      150,000         $   1.00      $    1.750     $   1.00        3.5

-----------

(1) Mr. Fleming was re-issued an option for a total of 295,000 shares on November 20, 1998 pursuant to the cancellation/regrant program (see "Option Regrant Program" below).

For further information regarding the November 20, 1998 stock option cancellation/regrant program, see "Compensation Committee Report - Special Option Regrant Program."


COMPENSATION OF DIRECTORS


Fees and Expenses

Directors are reimbursed for expenses incurred in connection with attending Board and Committee meetings. Directors receive no additional remuneration for serving as Directors.


During 1998, the Company paid fees to the following Directors in their capacity as a Director and in connection with consulting services provided to the
Company: Mr. Magerman received a warrant to purchase 200,000 shares of the Company's restricted common stock at $1.00 per share for a term of five (5) years beginning November 20, 1998; Mr. Aroney accrued, but was not paid, $75,000. (For further information regarding consulting services provided to the Company by such Directors, See "Certain Relationships and Related Transactions.")


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS


Employment Agreement with Gary V. Adams

The Company has entered into an employment agreement with Mr. Gary V. Adams, Chairman and CEO, for a period of three years commencing in April 1997. Mr. Adams is required to devote his full-time business efforts to the Company for which he is paid an annual salary, initially at a rate of $120,000 per year, which was later increased to $150,000 per year. In addition, Mr. Adams is to be paid a royalty upon the sale or license of "metal woods" designed by him at the rate of $1.00 per club for the first 500,000 clubs; at $.50 per club for the next 500,000 clubs; and $.25 per club for all sales in excess of 1,000,000 clubs. During 1998, the Company paid a royalty advance to Mr. Adams in the amount of $59,900. Of this amount, $23,400 had been earned as of December 31, 1998 and is included in cost of goods sold for the year ended December 31, 1998. The balance of $36,400 is included in other current assets in the consolidated balance sheet as of December 31, 1998.


Employment Agreement with Bradley J. Wilhite

The Company has entered into an employment agreement with Mr. Bradley J. Wilhite for a period of one year commencing in April 1997. This agreement automatically renews for succeeding terms of one year unless either party gives notice to the other at least sixty (60) days prior to the expiration of any term of his or its intention not to renew. Mr. Wilhite is required to devote his full-time business efforts to the Company for which he is paid an annual salary, initially at a rate of $5,000 per month for the months of May and June 1997 and thereafter at the rate of $94,800 per year. Mr. Wilhite's salary was later increased to $135,000 per year. This agreement also provided Mr. Wilhite with 100,000 shares of the Company's restricted common stock.


Change in Control Arrangements

The Company currently has no compensatory plan or arrangement for the benefit of any officer, director or employee resulting from the resignation, retirement or any other termination of such officer, director or employee or from a change-in-control of the Company.

Compensation Committee Report - Special Option Regrant Program

On November 20, 1998, the Board of Directors and Stock Option Committee approved a plan to cancel and regrant substantially all outstanding options. Based upon the general down-turn in the golf industry in 1998, the financial condition of the Company, the stock price and the necessity of retaining its employees and restoring value to their options, the Board of Directors and the Stock Option Committee believed that this program was in the best interests of the shareholders. Pursuant to this program, each such outstanding option was eligible to be cancelled and a new replacement option was granted for the same number of shares, with an exercise price of $1.00 per share and with a new vesting schedule measured from such date. The replacement options have a life of five (5) years from the date of regrant.


The lower exercise prices and extended lives in effect under the new options make those options valuable once again to the executive officers and Directors who are critical to the Company's financial performance and success. However, those individuals will enjoy the benefits of the new options only if they remain in the Company's service and the market price of the Company's Common Stock increases.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth information known to the Company regarding the ownership of the Company's Common Stock as of March 31, 1999 for (i) each Director and nominee who owns Common Stock, (ii) all persons or entities who were known by the Company to be beneficial owners of five percent (5%) or more of the Company's Common Stock, (iii) the Chief Executive Officer and the other executive officers whose compensation for 1998 were each in excess of $100,000 and (iv) all executive officers and Directors of the Company as a group.

                                                Number of Shares           Percent of Total Shares
Name and Address of Beneficial Owner          Beneficially Owned(1)    Outstanding Beneficially Owned
------------------------------------          ------------------       ------------------------------
Gary V. Adams(2)
2532 La Costa Avenue
Carlsbad, California 92008................         2,565,500                       16.2%

Theodore Aroney(3)(6)
7220 Arenal Lane
Carlsbad, California 92009 ...............         1,930,000                       12.4%

Mark Bergendahl(3)
2796 Harbor Blvd. #375
Costa Mesa, California 92626..............           595,500                        3.9%

Henry J. Fleming, Jr.(4)
1322 Surrey Court
Alonquin, Illinois 60102 .................           295,000                        1.9%

Sal Lupo
41 Antigua
Dana Point, California 92629..............           358,333                        2.3%

Michael Magerman(7)
3531 Avenida Pantera
Carlsbad, California 92009 ...............           100,000                        0.6%

Phillip A. Ward(8)
3604 Curtis Street
San Diego, California 92106 ..............           200,000                        1.3%

                                                Number of Shares           Percent of Total Shares
Name and Address of Beneficial Owner          Beneficially Owned(1)    Outstanding Beneficially Owned
------------------------------------          ------------------       ------------------------------
Bradley J. Wilhite(5)
1736 Woodbine Place
Oceanside, California 92054 ..............            205,000                        1.3%

ALL DIRECTORS AND EXECUTIVE OFFICERS
AS A GROUP (8 PERSONS)....................          6,249,333                       36.8%

Sidney Craig
11355 N. Torrey Pines
La Jolla, California 92037  ..............          1,300,000                        8.5%

-----------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentage beneficially owned is based on a total of 15,270,370 shares of Common Stock issued and outstanding as of March 31, 1999. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 1999 are deemed outstanding for computing the percentage of the person holding such options or warrants but are not outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2) Includes 600,000 shares not presently outstanding, which Mr. Gary V. Adams (Chairman of the Board and Chief Executive Officer) presently has the right to acquire through the exercise of outstanding options and are exercisable at $.50 per share for 3 years from April 1, 1997.

(3) Includes 150,000 shares not presently outstanding, which Mr. Theodore Aroney (Vice Chairman) and Mr. Mark Bergendahl (Director) each presently has the right to acquire through the exercise of outstanding options and are exercisable at $1.00 per share for 5 years from November 20, 1998.

(4) Includes 295,000 shares not presently outstanding, which Henry J. Fleming, Jr. (Director) presently has the right to acquire through the exercise of outstanding options and are exercisable at $1.00 per share for 5 years from November 20, 1998.

(5) Includes 100,000 shares not presently outstanding, which Mr. Bradley J. Wilhite (President, Acting Chief Executive Officer and Director) presently has the right to acquire through the exercise of outstanding options and are exercisable at $1.00 per share for 5 years from November 20, 1998.

(6) Includes 200,000 shares not presently outstanding, which Mr. Theodore Aroney (Vice Chairman) presently has the right to acquire through the exercise of outstanding warrants and are exercisable at $1.00 per share for 3 years from November 20, 1998.

(7) Includes 100,000 shares not presently outstanding, which Mr. Michael Magerman (Director) presently has the right to acquire through the exercise of outstanding warrants and are exercisable at $1.00 per share for 5 years, from November 20, 1998.

(8) Includes 100,000 shares not presently outstanding which Mr. Phillip A. Ward (Director) presently has the right to acquire through the exercise of outstanding warrants and are exercisable at $1.00 per share for 5 years from November 20, 1998.


To the Company's knowledge, based solely upon representations from such shareholders, each beneficial owner of more than ten percent of the Company's capital stock and all officers and directors filed all reports and reported all transactions on a timely basis with the Securities and Exchange Commission (the "Commission"), the NASD and the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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


As the Company did not have the financial resources to complete the buy-out discussed above, the Company entered into an agreement with Bignell-Ward-Bignell, whose President is Phillip A. Ward, a Director of the Company, to purchase the golf club heads that the Company purchased, but had not yet paid for, from the supplier, plus the remaining golf club heads on open purchase orders as they are completed by the supplier. Pursuant to the agreement, the Company purchases golf club heads on a COD basis, as-needed from Bignell-Ward-Bignell. In exchange for financing the purchase of these golf club heads, the Company pays a 20% mark-up over cost. The total purchase price of these golf club heads is approximately $1,410,000 and must be paid no later than June 30, 1999. Additionally, the agreement with Bignell-Ward-Bignell requires the Company to purchase a certain minimum number of golf club heads each month from January through June 1999. If the Company fails to make these purchases, Bignell-Ward-Bignell is under no obligation to sell the remaining golf club heads to the Company and the Company would lose any value-added costs previously paid for by the Company. The Company has approximately $518,800 of such value-added costs capitalized as work in process inventory as of December 31, 1998.


Sal Lupo, former Senior Vice President of Marketing and Director of the Company was the owner of the media (print & television) agency used by the Company in 1998. The suppliers of this media discounted their billings to the agency by 15%, as is standard in the industry. The Company then paid the agency the net amount plus 3%. The total amount paid to the agency in 1998 was approximately $391,300.


During 1997, the Company issued common stock and/or granted stock options to various persons as consideration for services or to acquire certain assets. Those transactions involving management are summarized below. See also "Item 10. Executive Compensation - Option Regrant Program."

o Gary V. Adams (Chairman of the Board and Chief Executive Officer) was granted an option to acquire 600,000 shares of the Company's common stock at $.50 per share for 5 years from April 1, 1997, to acquire Mr. Adams' design work.

o Theodore Aroney (Vice Chairman) was granted an option to acquire 150,000 shares of the Company's common stock at $1.75 per share for 5 years from April 2, 1997, for services rendered to the Company.

o Mark Bergendahl (Director) was issued 50,000 shares of the Company's restricted common stock to purchase office furnishings, and was granted an option to acquire 150,000 shares of the Company's common stock at $1.75 per share for 5 years from April 2, 1997, for services rendered to the Company.

o Henry J. Fleming, Jr. (Director) was granted an option to acquire 250,000 shares of the Company's common stock at $.50 per share for 5 years from April 1, 1997, for consulting services rendered to the Company.

o Bradley J. Wilhite (President, Acting Chief Executive Officer and Director) was issued 100,000 shares of the Company's restricted common stock and was granted an option to acquire 100,000 shares of the Company's common stock at $4.125 per share for 5 years from September 29, 1997, for services rendered to the Company.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.


(a)     Exhibits

The following exhibits are referenced or included in this report:


       EXHIBIT      DESCRIPTION
         2.1*       Agreement & Plan of Reorganization
         3.1*       Articles of Incorporation
         3.2*       Articles of Amendment
         3.3*       Articles of Amendment
         3.4*       By-Laws
         4.1*       Common Stock Specimen Certificate
         4.2*       Form of Warrant Agreement
         4.3*       Form of Warrant Certificate
         5.1*       Opinion of Counsel
        10.1*       Lease Agreement - Carlsbad, CA
        10.2*       Lease Agreement - McHenry, IL
        10.3*       Stock Option Plan
        10.4*       Employment Agreement - Gary Adams
        10.5*       Employment Agreement - Bradley Wilhite
        10.6*       Employment Agreement - Mario Cesario
        10.7*       Employment Agreement - Thomas Grimley
        10.8*       Employment Agreement - Eddie Langert
        16.1*       Letter from Clumeck, Stern, Phillips & Schenkelberg
                       on change in certifying accountant
        24.1*       Power of Attorney (see page 45)
        27.1*       Financial Data Schedule - 1998
        27.2*       Financial Data Schedule - 1997

---------------------

*    Exhibits previously filed.

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed during the fourth quarter of 1998 and the first quarter of 1999:

o On December 30, 1998, the Company filed a Current Report on Form 8-K reporting that, effective December 23, 1998, the Company dismissed Clumeck, Stern, Phillips & Schenkelberg as the Company's independent accountants.

o On January 15, 1999, the Company filed a Current Report on Form 8-K to submit a copy of the letter of agreement with Form 8-K filed with the Commission on December 30, 1998 from Clumeck, Stern, Phillips & Schenkelberg and received by McHenry Metals Golf Corp. on January 13, 1999.

o On February 4, 1999, the Company filed a Current Report on Form 8-K reporting that, effective February 2, 1999, the Company appointed BDO Seidman LLP as the Company's independent accounting firm.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MCHENRY METALS GOLF CORP.


Date:   April 29, 1999           By:     /s/ Bradley J. Wilhite
                                     -------------------------------------------
                                     Bradley J. Wilhite
                                     President, Acting Chief Executive Officer,
                                     Director


Date:   April 29, 1999           By:     /s/ Douglas A. Willford
                                     -------------------------------------------
                                     Douglas A. Willford
                                     Chief Financial Officer

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


Date:                             By:
     -------------------                ----------------------------------------
                                        Gary V. Adams
                                        Chairman, Chief Executive Officer,
                                        Director


Date:   April 14, 1999            By:      /s/ Theodore Aroney
                                        ----------------------------------------
                                        Theodore Aroney, Director


Date:   April 15, 1999            By:      /s/Mark Bergendahl
                                        ----------------------------------------
                                        Mark Bergendahl, Director


Date:   April 14, 1999            By:      /s/ Henry J. Fleming, Jr.
                                        ----------------------------------------
                                        Henry J. Fleming, Jr., Director


Date:   April 14, 1999            By:      /s/ Bradley J. Wilhite
                                        ----------------------------------------
                                        Bradley J. Wilhite
                                        President, Acting Chief Executive
                                        Officer, Director


Date:   April 14, 1999            By:      /s/ Sal Lupo
                                        ----------------------------------------
                                        Sal Lupo, Director


Date:   April 15, 1999             By:     /s/Phillip A. Ward
                                        ----------------------------------------
                                        Phillip A. Ward, Director

Date:   April 14, 1999             By:     /s/ Michael Magerman
                                        ----------------------------------------
                                        Michael Magerman, Director