Form 10QSB
period 1999-03-31
MCHENRY METALS GOLF CORP /CA
filed 1999-05-20
CIK 1046472

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended MARCH 31, 1999



[ ]   Transition report under Section 13 or 15(d) of the Exchange Act of 1934

      For the transition period from ______________ to ________________


      Commission file number: 333-53757


                            MCHENRY METALS GOLF CORP.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            NEVADA                                              87-0429261
-------------------------------                             -------------------
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                              Identification No.)


               1945 CAMINO VIDA ROBLE, SUITE J, CARLSBAD, CA 92008
           ----------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (760) 929-0015
           ----------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

On May 19, 1999, 15,291,300 shares of the Registrant's Common Stock, par value of $0.001, were outstanding.


================================================================================

  INDEX                                                                      PAGE NO.
  -----                                                                      --------

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheet .......................        3

           Condensed Consolidated Statements of Operations ............        4

           Condensed Consolidated Statements of Cash Flows ............        5

           Notes to Condensed Consolidated Financial Statements .......        6

Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations  .........        8


PART II    OTHER INFORMATION

Item 3.    Defaults upon Senior Securities ............................       11

Item 6.    Exhibits and Reports on Form 8-K ...........................       11


SIGNATURES ............................................................       12


EXHIBIT INDEX .........................................................       13


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MCHENRY METALS GOLF CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                   (Unaudited)


ASSETS
Current Assets
     Cash                                                                             $     77,500
     Accounts receivable, net                                                            1,927,200
     Inventories                                                                         1,022,100
     Deferred costs on unrecognized sales                                                1,036,400
     Other current assets                                                                  177,100
                                                                                      ------------
TOTAL CURRENT ASSETS                                                                     4,240,300
Equipment and leasehold improvements, net                                                  427,600
Other non-current assets                                                                    51,800
                                                                                      ------------
TOTAL ASSETS                                                                          $  4,719,700
                                                                                      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Line of credit borrowings, due on demand                                         $    794,300
     Current portion of leases payable                                                      24,400
     Accounts payable and accrued liabilities                                            2,323,100
     Accrued compensation                                                                  245,600
     Deferred revenue                                                                    1,927,200
                                                                                      ------------
TOTAL CURRENT LIABILITIES                                                                5,314,600
                                                                                      ------------
Leases payable, less current portion                                                        31,200
Commitments and Contingencies
Shareholders' Deficit
     Preferred stock, $0.001 par value; 5,000,000 shares authorized;
        no shares issued or outstanding                                                         --
     Common stock, $0.001 par value; 50,000,000 shares authorized; 15,291,300
        issued and outstanding                                                              15,300
     Additional paid-in capital                                                         15,152,900
     Unearned compensation                                                                (451,300)
     Accumulated deficit                                                               (15,343,000)
                                                                                      ------------
TOTAL STOCKHOLDERS' DEFICIT                                                               (626,100)
                                                                                      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $  4,719,700
                                                                                      ============


      See accompanying notes to condensed consolidated financial statements.

                            MCHENRY METALS GOLF CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended March 31,
                                            --------------------------------
                                               1999                 1998
                                            -----------          -----------
Net sales                                   $ 1,191,900          $    23,300
Cost of goods sold                              639,600               85,800
                                            -----------          -----------

Gross profit                                    552,300              (62,500)
Selling expenses                              1,924,500            1,351,600
General and administrative expenses             493,900              353,300
Research and development costs                   39,400              110,500
                                            -----------          -----------

Loss from operations                         (1,905,500)          (1,877,900)
Interest income (expense), net                  (30,800)               7,200
Other expense                                    (3,400)               1,600
                                            -----------          -----------

Net loss                                    $(1,939,700)         $(1,872,300)
                                            ===========          ===========


Basic and diluted loss per share            $     (0.13)         $     (0.20)
                                            ===========          ===========

     See accompanying notes to condensed consolidated financial statements.

                            MCHENRY METALS GOLF CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three Months Ended March 31,
                                                              --------------------------------
                                                                  1999                 1998
                                                              -----------          -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                      $(1,939,700)         $(1,872,300)
Adjustments to reconcile net loss to
  cash used in operating activities:
    Stock issued as compensation                                  663,400                   --
    Warrants issued as compensation                                11,900                   --
    Amortization of unearned compensation                         171,000                   --
    Deferred costs on unrecognized sales                         (737,800)            (528,300)
    Provision for inventory obsolescence                            4,600                   --
    Depreciation and amortization                                  18,400               38,900
Changes in operating assets and liabilities:
    Inventories                                                   885,400           (1,224,000)
    Other current assets                                          (19,600)             (89,300)
    Other non-current assets                                       (6,200)              (4,400)
    Accounts payable and accrued liabilities                     (283,400)           2,081,800
    Accrued compensation                                           32,000              102,300
                                                              -----------          -----------
Cash used in operating activities                              (1,200,000)          (1,495,300)
                                                              -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment and leasehold improvements             (33,000)             (90,200)
                                                              -----------          -----------
Cash used in investing activities                                 (33,000)             (90,200)
                                                              -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) under line of credit               (105,700)                  --
    Principal payments on leases payable                           (5,500)              (4,300)
    Net proceeds from sale of common stock                        826,600            5,881,400
                                                              -----------          -----------
Cash provided by financing activities                             715,400            5,877,100
                                                              -----------          -----------
NET INCREASE (DECREASE) IN CASH                                  (517,600)           4,291,600
CASH AT BEGINNING OF PERIOD                                       595,100              921,100
                                                              -----------          -----------
CASH AT END OF PERIOD                                         $    77,500          $ 5,212,700
                                                              ===========          ===========



     See accompanying notes to condensed consolidated financial statements.

                            MCHENRY METALS GOLF CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  -  QUARTERLY FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements and related notes as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three month period ended March 31, 1999 is not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 1998 in the Company's Annual Report on Form 10-KSB. Readers of this Quarterly Report on Form 10-QSB are strongly encouraged to review the Company's Annual Report on Form 10-KSB. Copies are available from the Company's investor relations department at 1945 Camino Vida Roble, Suite J, Carlsbad, California 92008-6529.


NOTE 2 - INVENTORIES

        Inventories consist of:              MARCH 31,
                                                1999
                                            ------------
                                            (unaudited)
Raw materials ....................          $    54,500
Work-in-progress .................              344,000
Finished goods ...................              839,900
Finished goods on consignment.....               12,300
Obsolescence reserve .............             (228,600)
                                            -----------
                                            $ 1,022,100
                                            ===========

NOTE 3  -  NET LOSS PER SHARE


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

The following table illustrates the computation of basic and diluted loss per share:


                                                                        Three Months Ended March 31,
                                                                    ------------------------------------
                                                                          1999                 1998
                                                                    ---------------          -----------
NUMERATOR:
      Net loss available for common stockholders                    $    (1,939,700)         $(1,872,300)
                                                                    ===============          ===========
DENOMINATOR:
Weighted average number of common shares outstanding during
   the period                                                            14,450,600            9,399,700
                                                                    ===============          ===========
Basic and diluted loss per share                                    $         (0.13)         $     (0.20)
                                                                    ===============          ===========

                                                       MCHENRY METALS GOLF CORP.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect would be antidilutive due to losses incurred by the Company during periods presented.


NOTE 4  -  LINE OF CREDIT

The Company has a $870,000 line of credit agreement with a bank bearing interest at the bank's prime rate plus 7% (total of 14.75% at March 31, 1999). The line of credit is secured by accounts receivable and was due on May 11, 1999.

As of March 31, 1999, the Company was not in compliance with most of its loan covenants of the line of credit agreement. The Company is currently in the process of negotiating an extension of the due date of the loan while the Company pursues additional equity investments. The Company has identified other sources of lending, but in order to secure new financing, these sources require the Company to raise additional equity or subordinated debt. As of May 19, 1999, the bank has not made a formal demand for payment of the balance due.


NOTE 5  -  COMMITMENTS AND CONTINGENCIES


The Company is involved in various claims arising in the ordinary course of business; none of these claims, in the opinion of management, is expected to have a material adverse impact on the financial position, cash flows or overall trends in the results of operations of the Company.


NOTE 6  -  GOING CONCERN


The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. A number of factors, including the Company's history of significant losses, negative working capital, its accumulated deficit and the need to restructure debt which is currently in default raise substantial doubts about the Company's ability to continue as a going concern. As of March 31, 1999, the Company has an accumulated deficit of $15,343,000 and a working capital deficiency of $1,074,300. The Company is currently in default under the terms of its revolving line of credit with a bank. The Company does not possess sufficient cash resources to repay this obligation and the Company would be unable to repay this loan in the event that such demand was made by the Company's creditor. These factors raise questions about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through loans and/or through additional sales of its equity securities pursuant to the exercise of outstanding warrants or otherwise. However, there is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 7  - FORWARD-LOOKING STATEMENTS


These condensed consolidated financial statements and the notes thereto contain forward-looking statements which involve substantial risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the effects of debt restructuring.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve substantial risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and elsewhere in this Quarterly Report on Form 10-QSB.

RESULTS OF OPERATIONS


Net Sales

Net sales for the three months ended March 31, 1999, were $1,191,900 as compared to net sales of $23,300 for the first quarter of 1998. The Company first began shipments of its products during the first quarter of 1998, while the Company has experienced a significant demand for its products during the first quarter of 1999.

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

Several factors affected sales of the Company's products in 1999, the most significant of which was a general decline in the golf equipment industry, which began during the second quarter of 1998. This decline was marked by two of the major golf equipment manufacturers announcing price reductions at the wholesale level as well as the fact that they were carrying a significant amount of excess inventory. As a result, other manufacturers of premium golf equipment, including the Company, were forced to reduce their selling prices in order to remain competitive.

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


Cost of Goods Sold

Cost of goods sold was $639,600 (53.7% of net sales) for the three months ended March 31, 1999, as compared to $85,800 (368.2% of net sales) for the first quarter of 1998. New production processes, innovative designs, use of high-tech materials and the Company's initial year of operations all combined to generate costs in excess of that which would otherwise be expected for 1998. The Company expects cost of goods sold for 1999, as a percent of net sales, to continue to be lower than 1998 levels, but will remain above industry averages until the Company is able to significantly increase its production levels.

                                                       MCHENRY METALS GOLF CORP.
                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The Company manufactures an innovative, high quality product with state-of-the-art materials, which results in a golf club that is expensive to produce. Since 1998 was the Company's first year of sales, it was difficult to anticipate, with any degree of certainty, the demand for the Company's products. Sales forecasting was further frustrated by the first significant reduction in golf equipment purchases in more than ten years. The result was an ever-changing production schedule for the Company, its suppliers and subcontractors, which resulted in the Company incurring additional costs to produce the finished product. In addition, due to the reduced demand for the Company's product, cost-effective production levels were not achieved.


Gross Profit

Gross profit was $552,300 (46.3% of net sales) for the first quarter of 1999 as compared to a loss of $62,500 for the first quarter of 1998. The increase in the gross profit is attributable to the increase in sales discussed above, as well as cost reductions that are beginning to take effect as a result of the Company having taking advantage of some cost reduction opportunities.


Selling Expenses

Selling expenses were $1,924,500 for the three months ended March 31, 1999, representing an increase of $572,900 or 42.4% from the first quarter of 1998. The increase in selling expenses from 1998 to 1999 primarily arose as a result of the Company's use of direct marketing (an "infomercial") to increase sales volume. The Company spent over $700,000 for airtime during the first quarter of 1999. The Company anticipates that selling expenses will continue to increase in 1999 and beyond since, as with any new product, the Company must expend a greater percentage of its revenues on the development of a market presence for its products.


General and Administrative Expenses

General and administrative expenses were $493,900 for the three months ended March 31, 1999 as compared to $353,300 for the first quarter of 1998, representing an increase of $140,600 or 39.8% from the first quarter of 1998. The increase in general and administrative expenses from 1998 to 1999 primarily arose as a result of the Company's planned growth. The Company anticipates that general and administrative expenses will be reduced somewhat throughout the remainder of 1999. During the second quarter of 1999, the Company began implementing a cost-reduction program in order to reduce the Company's expenses to a level appropriate for the Company's sales volume.


Effects of Income Taxes

The Company believes that it has sufficient losses to offset any taxable income that will be generated in the current year. As a result, the Company has not recorded a provision for income taxes for the three month period ended March 31, 1999.

The Company believes that it may have incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize net operating loss and credit carryforwards in subsequent periods may be subject to annual limitations.

                                                       MCHENRY METALS GOLF CORP.
                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES


The Company primarily financed its operations during the three months ended March 31, 1999 and 1998 through the sale of common stock. During the first quarter of 1999, operating activities used $1,200,000, investing activities, consisting of purchases of equipment and leasehold improvements, used $33,000, and financing activities provided $715,400. At March 31, 1999, the Company had a working capital deficiency of $1,074,300, an accumulated deficit of $15,343,000 and had $665,000 outstanding under a bank line of credit, which was in default.


During the first quarter of 1998, operating activities used $1,495,300, investing activities, consisting principally of purchases of property plant and equipment, used $90,200, and financing activities provided $5,877,100.


FUTURE OPERATIONS - STATUS AS A GOING CONCERN


The financial statements of the Company have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is newly formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's 1998 consolidated financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through loans and/or through additional sales of its equity securities pursuant to the exercise of warrants or otherwise. During the three months ended March 31, 1999 the Company received $1,077,000 in cash in exchange for the sale of its restricted common stock and liquidated approximately $497,000 of vendor invoices through the issuance of its restricted common stock. However, there is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company's future consolidated financial statements will not include another going concern explanatory paragraph if the Company is unable to raise additional funds and become profitable. The factors leading to, and the existence of, the explanatory paragraph will have a material adverse effect on the Company's ability to obtain additional financing.

                           PART II - OTHER INFORMATION


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of March 31, 1999, the Company was not in compliance with most of its loan covenants of the line of credit agreement. The Company is currently in the process of negotiating an extension of the due date of the loan while the Company pursues additional equity investments. The Company has identified other sources of lending, but in order to secure new financing, these sources require the Company to raise additional equity or subordinated debt. As of May 19, 1999, the bank has not made a formal demand for payment of the balance due.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


The following reports on Form 8-K were filed during the three months ended March 31, 1999:

- On January 15, 1999, the Company filed a Current Report on Form 8-K to submit a copy of the letter of agreement with Form 8-K filed with the Commission on December 30, 1998 from Clumeck, Stern, Phillips & Schenkelberg and received by McHenry Metals Golf Corp. on January 13, 1999.

- On February 4, 1999, the Company filed a Current Report on Form 8-K reporting that, effective February 2, 1999, the Company appointed BDO Seidman, LLP as the Company's independent accounting firm.

The Exhibits filed as part of this report are listed below.

Exhibit No.    Description
-----------    -----------
  27.1         Financial Data Schedule


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MCHENRY METALS GOLF CORP.
                                     -------------------------------------------
                                                  (REGISTRANT)



Date:    May 20, 1999                By:  /s/ Douglas A. Willford
         ------------                     --------------------------------------
                                          Douglas A. Willford
                                          Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------

27.1           Financial Data Schedule
