Form 10QSB
period 1999-06-30
MCHENRY METALS GOLF CORP /CA
filed 1999-08-20
CIK 1046472

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended      JUNE 30, 1999
                                     ---------------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act of 1934

     For the transition period from                       to
                                    ---------------------     ------------------


     Commission file number: 333-53757


                            MCHENRY METALS GOLF CORP.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           NEVADA                                               87-0429261
-------------------------------                             -------------------
(State or Other Jurisdiction of                               (IRS Employer
 Incorporation or Organization)                             Identification No.)


               1945 CAMINO VIDA ROBLE, SUITE J, CARLSBAD, CA 92008
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (760) 929-0015
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X       No
                                   ---         ---

On August 19, 1999, approximately 17,197,700 shares of the Registrant's Common Stock, par value of $0.001, were outstanding.

================================================================================

                                     INDEX

                                                                                PAGE NO.
                                                                               --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheet ..................................     3

         Condensed Consolidated Statements of Operations .......................     4

         Condensed Consolidated Statements of Cash Flows .......................     5

         Notes to Condensed Consolidated Financial Statements ..................     6

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  ....................    10

PART II  OTHER INFORMATION

Item 3.  Defaults upon Senior Securities .......................................    15

Item 6.  Exhibits and Reports on Form 8-K ......................................    15

SIGNATURES .....................................................................    16

EXHIBIT INDEX ..................................................................    17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MCHENRY METALS GOLF CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (Unaudited)

---------------------------------------------------------------------------
ASSETS
Current Assets
     Cash                                                      $     79,800
     Accounts receivable, net                                       875,900
     Inventories                                                    949,800
     Deferred costs on unrecognized sales                           482,200
     Other current assets                                           202,500
                                                               ------------
TOTAL CURRENT ASSETS                                              2,590,200
Equipment and leasehold improvements, net                           337,900
Other non-current assets                                             49,300
                                                               ------------
TOTAL ASSETS                                                   $  2,977,400
                                                               ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Line of credit borrowings, due on demand                  $    758,600
     Current portion of leases payable                               25,300
     Accounts payable and accrued liabilities                     2,015,200
     Accrued compensation                                           231,500
     Deferred revenue                                               875,900
                                                               ------------
TOTAL CURRENT LIABILITIES                                         3,906,500
                                                               ------------
Leases payable, less current portion                                 24,500

Commitments and Contingencies

Shareholders' Deficit
     Preferred stock, $0.001 par value; 5,000,000 shares
        authorized; no shares issued or outstanding                      --
     Common stock, $0.001 par value; 50,000,000 shares
        authorized; 16,997,700 issued and outstanding                17,000
     Additional paid-in capital                                  16,116,300
     Unearned compensation                                         (362,700)
     Accumulated deficit                                        (16,724,200)
                                                               ------------
TOTAL STOCKHOLDERS' DEFICIT                                        (953,600)
                                                               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $  2,977,400
                                                               ============

     See accompanying notes to condensed consolidated financial statements.

                            MCHENRY METALS GOLF CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended June 30,             Six Months Ended June 30,
                                          ------------------------------        ------------------------------
                                              1999               1998               1999               1998
                                          -----------        -----------        -----------        -----------
Net sales                                 $ 1,078,900        $ 1,293,300        $ 2,270,800        $ 1,316,600
Cost of goods sold                            837,400            749,600          1,477,000            835,400
                                          -----------        -----------        -----------        -----------

Gross profit                                  241,500            543,700            793,800            481,200
Selling expenses                            1,172,400          2,461,400          3,096,900          3,813,000
General and administrative expenses           383,200            369,600            877,100            722,900
Research and development costs                 31,700             55,500             71,100            166,000
                                          -----------        -----------        -----------        -----------

Loss from operations                       (1,345,800)        (2,342,800)        (3,251,300)        (4,220,700)
Interest income (expense), net                (37,200)            30,900            (68,000)            38,100
Other income (expense)                          1,800               (600)            (1,600)            (2,200)
                                          -----------        -----------        -----------        -----------
Net loss                                  $(1,381,200)       $(2,312,500)       $(3,320,900)       $(4,184,800)
                                          ===========        ===========        ===========        ===========

Basic and diluted loss per share          $     (0.08)       $     (0.21)       $     (0.22)       $     (0.42)
                                          ===========        ===========        ===========        ===========

     See accompanying notes to condensed consolidated financial statements.

                            MCHENRY METALS GOLF CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Six Months Ended June 30,
                                                            -------------------------------
                                                                1999               1998
                                                            -----------        ------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                    $(3,320,900)       $(4,184,800)
Adjustments to reconcile net loss to
  cash used in operating activities:
    Stock issued as compensation                                126,400            103,300
    Warrants issued as compensation                             158,500                 --
    Amortization of unearned compensation                       155,000                 --
    Deferred costs on unrecognized sales                       (183,600)        (1,015,400)
    Provision for inventory obsolescence                        101,400            115,100
    Depreciation and amortization                               114,500             62,800

Changes in operating assets and liabilities:
    Inventories                                                 955,600         (3,494,200)
    Other current assets                                        (45,000)          (314,700)
    Other non-current assets                                     (6,200)            (4,700)
    Accounts payable and accrued liabilities                    340,800          3,225,300
    Accrued compensation                                         17,900            (69,000)
                                                            -----------        -----------
Cash used in operating activities                            (1,585,600)        (5,576,300)
                                                                               -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of equipment and leasehold improvements           (36,900)          (151,700)
                                                            -----------        -----------
Cash used in investing activities                               (36,900)          (151,700)
                                                            -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Net borrowings (payments) under line of credit             (141,400)                --
    Borrowings (principal payments) on leases payable           (11,300)            22,400
    Net proceeds from sale of common stock                    1,259,900          5,837,900
                                                            -----------        -----------
Cash provided by financing activities                         1,107,200          5,860,300
                                                            -----------        -----------
NET INCREASE (DECREASE) IN CASH                                (515,300)           132,300
CASH AT BEGINNING OF PERIOD                                     595,100            921,100
                                                            -----------        -----------
CASH AT END OF PERIOD                                       $    79,800        $ 1,053,400
                                                            ===========        ===========

     See accompanying notes to condensed consolidated financial statements.

                           MCHENRY METALS GOLF CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - QUARTERLY FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements and related notes as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. Due to the Company's limited operating history and uncertainty with respect to the market acceptance of the Company's products, management has elected to defer recognition of revenue on product sales until the related accounts receivable have been collected. This basis of revenue recognition is expected to continue until, in the opinion of management, there exists sufficient history of customer payments and returns to provide a reasonable basis to conclude that revenue is earned at the point of shipment. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 1998 in the Company's Annual Report on Form 10-KSB. Readers of this Quarterly Report on Form 10-QSB are strongly encouraged to review the Company's Annual Report on Form 10-KSB. Copies are available from the Company's investor relations department at 1945 Camino Vida Roble, Suite J, Carlsbad, California 92008-6529.

NOTE 2 - INVENTORIES

        Inventories consist of:                           JUNE 30, 1999
                                                          -------------
                                                           (unaudited)

           Raw materials................................... $ 138,400
           Work-in-progress................................   238,600
           Finished goods..................................   861,100
           Finished goods on consignment...................    41,700
           Obsolescence reserve............................  (330,000)
                                                            ---------
                                                            $ 949,800
                                                            =========

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

                            MCHENRY METALS GOLF CORP.

                                  (UNAUDITED)

The following table illustrates the computation of basic and diluted loss per share:

                                    Three Months Ended June 30,    Six Months Ended June 30,
                                    ---------------------------    -------------------------
                                        1999           1998           1999          1998
                                    -----------     -----------    -----------   -----------
NUMERATOR:
      Net loss available for
       common stockholders          $(1,381,200)    $(2,312,500)   $(3,320,900)  $(4,184,800)
                                    ===========     ===========    ===========   ===========
DENOMINATOR:
Weighted average number of common
 shares outstanding during
 the period                          16,658,300      11,022,300     15,044,000     9,981,300
                                    ===========     ===========    ===========   ===========
Basic and diluted loss per share    $     (0.08)    $     (0.21)   $     (0.22)  $     (0.42)
                                    ===========     ===========    ===========   ===========

The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect would be antidilutive due to losses incurred by the Company during periods presented.

NOTE 4 - LINE OF CREDIT

The Company has a $665,000 line of credit agreement with a bank bearing interest at the bank's prime rate plus 7% (total of 14.75% at June 30, 1999). The line of credit is secured by accounts receivable, requires principal repayments in the amount of 20% of daily collections on trade accounts receivable, permits the bank to receive warrants under certain events of default and is due on September 15, 1999.

As of June 30, 1999, the Company was not in compliance with most of its loan covenants of the line of credit agreement. On July 23, 1999 the Company received a letter of intent from another bank to grant the Company a revolving credit facility up to $3,000,000 for a period of three years at an interest rate of prime plus 3% and an annual commitment fee of 1% of the credit facility. This credit facility will be secured by qualified receivables and inventories and will be used to replace the current line of credit. The execution of this credit facility is contingent on the Company's ability to raise an additional $3.5 million in equity or convertible subordinated debt. The Company is currently in negotiations with a prospective investor. As of August 19, 1999, no formal agreement has been reached with this prospective investor.

The Company has a $125,000 revolving credit agreement with a financial institution which has an effective interest rate of 28.6% when purchases are repaid over the maximum repayment period of six months. The line of credit is unsecured and is used to finance purchases of inventory.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims arising in the ordinary course of business; none of these claims, in the opinion of management, is expected to have a material adverse impact on the financial position, cash flows or overall trends in the results of operations of the Company.

The Company entered into an agreement with a company, whose Executive Vice President is a Director of the Company, to purchase golf club heads that were on open purchase orders and completed by the supplier. Pursuant to the agreement, the Company purchases golf club heads on a COD basis, as-needed, from the related party. In exchange for financing the purchase of these golf club heads, the Company pays a 20% mark-up over cost. The total purchase price of these golf club heads is approximately $1,410,000 and was to have been paid by June 30, 1999. On August 19, 1999, the Company negotiated in agreement which extends due date for the Company to pay the remaining balance owing of $731,250 to September 1, 1999. If the Company fails to pay the balance by the extended due date, the related party has the ability to complete these golf club heads into finished golf clubs and to sell them to the general public, which could reduce the value of the Company's remaining inventory. The Company is currently in negotiations with a prospective investor which, if successful, would permit the Company to purchase the remaining golf club heads held by the related party. However, no assurance can be given that such negotiations will be successful, or concluded by the extended due date.

NOTE 6 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. A number of factors, including the Company's history of significant losses, negative working capital, its accumulated deficit and the need to restructure debt which is currently in default raise substantial doubts about the Company's ability to continue as a going concern. As of June 30, 1999, the Company has an accumulated deficit of $16,724,200 and a working capital deficiency of $1,316,300. The Company is currently in default under the terms of its revolving line of credit with a bank. The Company does not possess sufficient cash resources to repay this obligation and the Company would be unable to repay this loan in the event that such demand was made by the Company's creditor. These factors raise questions about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through additional sales of its equity securities to new investors. However, there is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should the Company be unsuccessful in its efforts to raise additional equity, the Company may need to be reorganized under Chapter 11 of Title 11 of the United States Code or liquidated under Chapter 7 of Title 11 of the United States Code. There can be no assurance that if the Company decides to reorganize under the applicable laws of the United States that such reorganizational efforts would be successful or that shareholders would receive any distribution on account of their ownership of shares of the Company's stock. Similarly, there can be no assurances that if the Company decides to liquidate under the applicable laws of the United States that such liquidation would result in the shareholders receiving any distribution on account of their ownership of shares of the Company's stock. In fact, if the Company were to be reorganized or liquidated under the applicable laws of the United States, the bankruptcy laws would require (with limited exceptions) that the creditors of the Company be paid before any distribution is made to the shareholders.

NOTE 7 - SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

Cash paid for interest during the six months ended June 30, 1999 totaled $76,300. No interest was paid during the six months ended June 30, 1998.
Cash paid for income taxes was $800 for both the six month periods ended
June 30, 1999 and 1998. During the six months ended June 30, 1999, the Company converted $1,028,500 of vendor invoices for shares of common stock.

NOTE 8 - FORWARD-LOOKING STATEMENTS

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

RESULTS OF OPERATIONS

Summary

The Company believes that the premium golf equipment market has been declining in certain major markets, including Japan, the United States and Europe, and may continue to decline during the foreseeable future. During the first half of 1999, the Company's sales in the Unites States increased 73% compared to the same period in 1998. The Company believes that this increase was primarily due to an increase in sales attributable to the Company's infomercial as well as a general increase in sales, considering the Company only began shipments at the end of the first quarter of 1998. The Company has not had sufficient funding to continue airing the infomercial since May 1999. While sales of the Company's TourPure(R) drivers have generally increased from 1998 to 1999, no assurances can be given that the demand for the Company's products will permit the Company to experience growth in sales in the future.

Although the Company has had relatively little sales to markets outside of the United Sates, a softness in the Japanese golf market has caused other golf manufacturers to re-focus their efforts domestically, thereby increasing competition in the United States golf market.

The Company's gross margin as a percentage of net sales was 35.0% for the six months ended June 30, 1999, which was slightly less than the margin of 36.5% for the six months ended June 30, 1998. The Company's plan includes gross margins exceeding 40%, which can only be reached with sufficient funding to permit the Company to achieve predictable production schedules. Consumer acceptance of current products, the sale and disposal of "factory refurbished" clubs used for demonstration purposes at reduced sales prices and continuing pricing pressure from competitive market conditions may have an adverse effect on the Company's future sales and gross margin. In the golf equipment industry, sales to retailers are generally seasonal due to lower demand in the retail market in the cold weather months covered by the fourth and first quarters. The Company expects that it will follow this industry-wide trend in the future. Unusual or severe weather conditions such as the "El Nino" weather patterns may compound these seasonal effects.

During 1999, the Company has been unable to fully-execute its business plan due to the lack of capital resources to fund the growth of the Company. Capital needs at this stage of an organization's growth are typically quite demanding, with the principal needs being the funding of marketing (the cost for which can be significant, considering the need to purchase large amounts of air time in order to be "noticed" by consumers), the purchase of inventories and the financing of accounts receivable. While some of these capital needs can be met through the use of revolving debt, the Company's failure to achieve profitable operations to date as well as insufficient capitalization to fund the negative cash flow which is to be expected while the Company develops a market presence for its products has limited the availability of credit facilities to the Company.

                           MCHENRY METALS GOLF CORP.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


Competition

The market in which the Company does business is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. New product introductions and/or price reductions by competitors continue to generate increased market competition. While the Company believes that its products and its marketing efforts continue to be competitive, there can be no assurance that successful marketing activities by competitors will not negatively impact the Company's future sales. A manufacturer's ability to compete is in part dependent upon its ability to satisfy the various subjective requirements of golfers, including the golf club's look and "feel," and the level of acceptance that the golf club has among professional and other golfers. The subjective preferences of golf club purchasers may be subject to rapid and unanticipated changes. There can be no assurance that the Company's golf clubs will achieve market acceptance.

Net Sales

Net sales for the three months ended June 30, 1999, were $1,078,900 as compared to net sales of $1,293,300 for the second quarter of 1998. The 16.6% decrease in net revenues is attributable to a fewer number of golf clubs sold during the second quarter of 1999. Net sales for the six months ended June 30, 1999, were $2,270,800 as compared to net sales of $1,316,600 for the first six months of 1998. The 72.5% increase in net revenues is attributable to a greater number of clubs sold during the first six months of 1999 than during the same period in 1998.

While the number of golf clubs sold and revenues are up for the six month period ended June 30, 1999, a majority of those sales occurred during the first quarter of 1999, sales during the second quarter could have been stronger if the Company would have had the availability of additional equity or inventory financing to allow the Company to fulfill a backlog of approximately $1.8 million which existed at March 31, 1999. The reduced sales levels for the second quarter of 1999 is can also be attributed to the Company's not having fully-achieved market acceptance of its products combined with insufficient capitalization to permit the Company to continue its infomercial advertising program during most of the second quarter of 1999.

Due to the Company's limited operating history and uncertainty with respect to the market acceptance of the Company's products, management has elected to defer recognition of revenue on product sales until the related accounts receivable have been collected. This basis of revenue recognition is expected to continue until, in the opinion of management, there exists sufficient history of customer payments and returns to provide a reasonable basis to conclude that revenue is earned at the point of shipment. As a result of this policy, net sales do not include the sales value of shipments for which the Company has not yet been paid. The Company will likely continue to report revenues on this basis throughout the remainder of 1999.

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

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 1999 was $837,400 (77.6% of net sales) as compared to $749,600 (58.0% of net sales) for the second quarter of 1998. Cost of goods sold for the six months ended June 30, 1999 was $1,477,000 (65.0% of net sales) as compared to $835,400 (63.5% of net sales) for the six months ended June 30, 1998.

Cost of goods sold for the three and six month periods ended June 30, 1999 have been negatively affected by the Company's reduced estimates of realizability of the "Deferred costs on unrecognized sales," the reserves for which are charged to cost of goods sold. Due to the lack of market acceptance of the Company's products and the lack of funds to adequately advertise, the Company has increased its reserves to compensate for the likelihood that many of its golf clubs that have been sold, but not yet paid for, may not be returned in a saleable condition, or may not be returned due to financial difficulties experienced by the Company's customers (in effect a "bad debt reserve"). Should the Company receive additional equity funding which would permit a much greater market penetration and acceptance of its products, some or all of these reserves may not be necessary.

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

Gross Profit

Gross profit for the second quarter of 1999 was $241,500 (22.4% of net sales) as compared to $543,700 (42.0% of net sales) for the second quarter of 1998. Gross profit for the six months ended June 30, 1999 was $793,800 (35.0% of net sales) as compared to $481,200 (36.5% of net sales) for the six months ended June 30, 1998. The decrease in the gross profit is attributable to cost increases inherent with irregular production schedules.

Selling Expenses

Selling expenses were $1,172,400 for the quarter ended June 30, 1999 as compared to $2,461,400 for the second quarter of 1998, representing a decrease of $1,289,000 or 52.4%. For the six months ended June 30, 1999, selling expenses were $3,096,900 as compared to $3,813,000 for the six months ended June 30, 1998 representing a decrease of $716,100 or 18.8%.

                           MCHENRY METALS GOLF CORP.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

From 1998 to 1999, overall selling expenses have been reduced as well as re-focused. On an annualized basis, the Company has reduced selling expenses by approximately $3.5 million in the following areas: sales commissions, sales programs, promotional product, event sponsorships, production costs for the infomercial, print advertising and PGA endorsement fees. Expenses to air the infomercial increased approximately $2.8 million on an annualized basis from the first six months of 1998 to the first six months of 1999. Due to a shortage of funds, the Company has been unable to air its infomercial since May 1, 1999, thus generating a greater reduction in selling and marketing expenses during the second quarter of 1999.

General and Administrative Expenses

General and administrative expenses were $383,200 for the quarter ended June 30, 1999 as compared to $369,600 for the second quarter of 1998, representing an increase of $13,600 or 3.7%. For the six months ended June 30, 1999, general and administrative expenses were $877,100 as compared to $722,900 for the six months ended June 30, 1998, representing an increase of $154,200 or 21.3%. The increase in general and administrative expenses for both periods is the result of having two additional positions during the first six months of 1999 which were not filled during the first six months of 1998, as well as increases in salaries paid. During the second quarter of 1999, the Company began implementing a cost-reduction program in order to reduce the Company's expenses to a level appropriate for the Company's sales volume. This cost reduction program included reductions in personnel with annual salaries and wages totaling approximately $1 million plus a 10% salary reduction for senior management. The Company anticipates further reductions in the third quarter of 1999.

Effects of Income Taxes

The Company believes that it has sufficient losses to offset any taxable income that will be generated in the current year. As a result, the Company has not recorded a provision for income taxes for the three and six month periods ended June 30, 1999.

The Company believes that it may have incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize net operating loss and credit carryforwards in subsequent periods may be subject to annual limitations.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily financed its operations during the three months ended June 30, 1999 and 1998 through the sale of common stock. During the six months ended June 30, 1999, operating activities used $1,585,600, investing activities, consisting of purchases of equipment and leasehold improvements, used $36,900, and financing activities provided $1,107,200. At June 30, 1999, the Company had a working capital deficiency of $1,316,300, an accumulated deficit of $16,724,200 and had $665,000 outstanding under a bank line of credit, which was in default. The Company also has a $125,000 revolving credit agreement with a financial institution for the purchase of inventory.

As of June 30, 1999, the resources available to the Company consist of cash, receivables, inventories and common and preferred stock. The Company has fully-utilized its borrowing capacity under its $665,000 bank line of credit and its $125,000 revolving credit facility for the purchase of inventories. The Company has made presentations to a number of parties that may be interested in making investments in the Company. The Company is currently in negotiations with one prospective investor.

                           MCHENRY METALS GOLF CORP.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

During the six months ended June 30, 1998, operating activities used $5,576,300, investing activities, consisting principally of purchases of property plant and equipment, used $151,700, and financing activities provided $5,860,300.

FUTURE OPERATIONS - STATUS AS A GOING CONCERN

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is newly formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's 1998 consolidated financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through loans and/or through additional sales of its equity securities. During the six months ended June 30, 1999 the Company received $1,259,900 in cash in exchange for the sale of its restricted common stock and liquidated approximately $1,026,800 of vendor invoices through the issuance of its restricted common stock. However, there is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company's future consolidated financial statements will not include another going concern explanatory paragraph if the Company is unable to raise additional funds and become profitable. The factors leading to, and the existence of, the explanatory paragraph will have a material adverse effect on the Company's ability to obtain additional financing. Should the Company be unsuccessful in its efforts to raise additional equity, the Company may need to be reorganized under Chapter 11 of Title 11 of the United States Code or liquidated under Chapter 7 of Title 11 of the United States Code. There can be no assurance that if the Company decides to reorganize under the applicable laws of the United States that such reorganizational efforts would be successful or that shareholders would receive any distribution on account of their ownership of shares of the Company's stock. Similarly, there can be no assurances that if the Company decides to liquidate under the applicable laws of the United States that such liquidation would result in the shareholders receiving any distribution on account of their ownership of shares of the Company's stock. In fact, if the Company were to be reorganized or liquidated under the applicable laws of the United States, the bankruptcy laws would require (with limited exceptions) that the creditors of the Company be paid before any distribution is made to the shareholders.

                          PART II - OTHER INFORMATION


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 1999, the Company was not in compliance with most of its loan covenants of the line of credit agreement. The Company has negotiated an extension of the due date of the loan to September 15, 1999 while the Company pursues additional equity investments. The Company has identified other sources of lending, but in order to secure new financing, these sources require the Company to raise additional equity or subordinated debt. As of August 19, 1999, the bank has not made a formal demand for payment of the balance due.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the three month period ended June 30, 1999.

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


                                                 MCHENRY METALS GOLF CORP.
                                           ------------------------------------
                                                      (REGISTRANT)



Date: August 19, 1999                       By: /s/ Douglas A. Willford
                                                --------------------------------
                                                    Douglas A. Willford
                                                    Chief Financial Officer

                                 EXHIBIT INDEX


              Exhibit No.    Description
              -----------    -----------

                27.1         Financial Data Schedule