Form 10QSB
period 1999-09-30
MCHENRY METALS GOLF CORP /CA
filed 1999-11-22
CIK 1046472

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended             SEPTEMBER 30, 1999


Transition report under Section 13 or 15(d) of the Exchange Act of 1934

     For the transition period from     to

Commission file number:                       333-53757


                       MCHENRY METALS GOLF CORP.
  (Exact Name of Small Business Issuer as Specified in Its Charter)

              NEVADA                              87-0429261
(State or Other Jurisdiction of                 (IRS Employer
Incorporation or Organization)                 Identification No.)

         1945 CAMINO VIDA ROBLE, SUITE J, CARLSBAD, CA  92008
               (Address of Principal Executive Offices)

                            (760) 929-0015
         (Registrant's Telephone Number, Including Area Code)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past
12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes X   No

On November 19, 1999, approximately 17,197,700 shares of the
Registrant's Common Stock, par value of $0.001, were outstanding.

   INDEX
  PAGE NO.

  PART I     FINANCIAL INFORMATION

  Item 1.    Financial Statements:

             Condensed Consolidated Balance Sheet            3

             Condensed Consolidated Statements of            4
             Operations

             Condensed Consolidated Statements of Cash       5
             Flows

             Notes to Condensed Consolidated Financial       6
             Statements

  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of             10
             Operations

  PART II    OTHER INFORMATION

  Item 3.    Defaults upon Senior Securities                15

  Item 6.    Exhibits and Reports on Form 8-K               15

  SIGNATURES                                                16

  EXHIBIT INDEX                                             17

                             PART I
    ITEM 1.     FINANCIAL STATEMENTS
                    McHENRY METALS GOLF CORP.
               CONDENSED CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 1999
                           (Unaudited)

    ASSETS

    Current assets

    Cash                                                           $35,100
    Accounts receivable, net                                       207,200
    Inventories                                                    929,100
    Deferred costs on unrecognized sales                            64,100
    Other current assets                                           233,000
    Total current assets                                         1,468,500

    Equipment and leasehold improvements, net                      281,300
    Other non-current assets                                        47,700
    Total assets                                                $1,797,500

    LIABILITIES AND STOCKHOLDERS' DEFICIT
    Current Liabilities
    Line of credit borrowings, due on demand                      $564,900
    Current portion of leases payable                               22,900
    Accounts payable and accrued liabilities                     2,264,300
    Accrued compensation                                           241,900
    Deferred revenue                                               207,200

    Total current liabilities                                    3,301,200

    Leases payable, less current portion                            17,600
    Commitments and contingencies
    Shareholders' deficit

    Preferred stock, $0.001 Par value; 5,000,000 shares authorized; no shares issued or outstanding

    Common stock, $0.001 Par value; 50,000,000 shares
      authorized; 16,997,700 issued and outstanding                 17,200

    Additional paid-in capital                                  16,274,100
    Unearned compensation                                           48,700
    Accumulated deficit                                        (17,763,900)

    Total stockholders' deficit                                 (1,521,300)

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $1,797,500


See accompanying notes to condensed consolidated financial statements.

                      MCHENRY METALS GOLF CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                             Three Months Ended       Nine Months Ended
                                September 30,           September 30,
                             1999          1998       1999         1998


Net sales                  $717,200      $911,100  $2,988,000   $2,227,700


Cost of goods sold        1,013,700       670,300   2,490,700    1,505,700


Gross profit               (296,500)      240,800     497,300      722,000


Selling expenses            555,100     1,923,700   3,652,000    5,736,700


General and                 151,600       531,900   1,028,700    1,254,800
administrative expenses

Research and                 19,400        63,500      90,500      229,500
development costs

Loss from operations     (1,022,600)   (2,278,300) (4,273,900)  (6,499,000)


Interest income             (14,800)      (11,600)    (82,800)      26,500
(expense), net

Other income (expense)       (2,300)        2,300      (3,900)         100


Net loss                $(1,039,700) $(2,287,600) $(4,360,600) $(6,472,400)


Basic and diluted loss       $(0.06)      $(0.21)      $(0.28)      $(0.63)
per share

See accompanying notes to condensed consolidated financial statements.

                     MCHENRY METALS GOLF CORP.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Nine Months Ended
                                                          September 30,
                                                        1999         1998

   Cash flows used in operating activities:

   Net loss                                          $(4,360,600) $(6,472,400)

   Adjustments to reconcile net loss to
     cash used in operating activities:

   Stock issued as compensation                          126,400      103,300
   Warrants issued as compensation                       220,600
   Amortization of unearned compensation                 469,000
   Deferred costs on unrecognized sales                  234,500   (1,113,000)
   Provision for inventory obsolescence                  101,400      115,100
   Depreciation and amortization                         172,700       85,200
   Changes in operating assets and liabilities:
   Inventories                                           976,300   (3,470,100)
   Other current assets                                  (75,500)    (198,100)
   Other non-current assets                               (6,200)      (7,400)
   Accounts payable and accrued                          589,900    3,183,800
    liabilities
   Accrued compensation                                   28,300      258,700

   Cash used in operating activities                  (1,523,200)  (7,514,900)

   CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of equipment and leasehold improvements     (36,900)    (173,500)

   Cash used in investing activities                     (36,900)    (173,500)

   CASH FLOWS FROM FINANCING ACTIVITIES:

   Net borrowings (payments) under line of credit       (335,100)     930,000
   Borrowings from note payable                                       120,000
   Principal payments on leases payable                  (20,600)      (9,400)
   Net proceeds from sale of common stock              1,355,800    5,899,600

   Cash provided by financing activities               1,000,100    6,940,200

   NET INCREASE (DECREASE) IN CASH                      (560,000)    (748,200)

   CASH AT BEGINNING OF PERIOD                           595,100      921,100

   CASH AT END OF PERIOD                                 $35,100     $172,900

See accompanying notes to condensed consolidated financial statements.

                          METALS GOLF CORP.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

NOTE 1  -  QUARTERLY FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements and related notes as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. Due to the Company's limited operating history and uncertainty with respect to the market acceptance of the Company's products, management has elected to defer recognition of revenue on product sales until the related accounts receivable have been collected. This basis of revenue recognition is expected to continue until, in the opinion of management, there exists sufficient history of customer payments and returns to provide a reasonable basis to conclude that revenue is earned at the point of shipment. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three and nine month periods ended
September 30, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 1998 in the Company's Annual Report on Form 10-KSB. Readers of this Quarterly Report on Form 10-QSB are strongly encouraged to review the Company's Annual Report on Form 10-KSB. Copies are available from the Company's investor relations department at 1945 Camino Vida Roble, Suite J, Carlsbad, California 92008-6529.


NOTE 2 - INVENTORIES

Inventories consist of:
                                  SEPTEMBER 30,1999
                                     (unaudited)

Raw materials                          $120,600
Work-in-progress                        238,600
Finished goods                          899,900
Finished goods on consignment
Obsolescence reserve                   (330,000)

                                       $929,100

NOTE 3  -  NET LOSS PER SHARE

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

                                             MCHENRY METALS GOLF CORP.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table illustrates the computation of basic and diluted loss per share:

                            Three Months Ended    Nine Months Ended
                               September 30,         September 30,
                               1999      1998       1999       1998

NUMERATOR:
Net loss available for
common stockholders       $(1,039,700)$(2,287,600)$(4,360,600)$(6,472,400)

DENOMINATOR:
Weighted average number of
common shares outstanding
during the period          17,030,300  11,022,500  15,758,800  10,324,400

Basic and diluted              $(0.06)     $(0.21)     $(0.28)     $(0.63)
loss per share

The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect would be antidilutive due to losses incurred by the Company during periods presented.

NOTE 4  -  LINE OF CREDIT

The Company has a $665,000 line of credit agreement with a bank bearing interest at the bank's prime rate plus 7% (total of 15.25% at September 30, 1999). The line of credit is secured by accounts receivable and permits the bank to receive warrants under certain events of default and is due on September 15, 1999. Principal repayments had been previously negotiated between the bank and the Company to be equal to 20% of the Company's daily cash receipts on trade accounts receivable. In early October 1999, the Company, with consent of the bank, ceased making these principal payments due to the Company's need for cash for operating purposes. As of November 19, 1999, the bank has made no formal demand for payment of the balance due.

The Company has a $125,000 revolving credit agreement with a financial institution which has an effective interest rate of 28.6% when purchases are repaid over the maximum repayment period of nine months. The line of credit is unsecured and is used to finance purchases of inventory.

NOTE 5  -  COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims arising in the ordinary course of business; none of these claims, in the opinion of management, is expected to have a material adverse impact on the financial position, cash flows or overall trends in the results of operations of the Company. However, the Company is involved in agreements with two suppliers which may have a significant negative impact on the financial position, cash flows or overall trends in the results of operations of the Company.

The Company entered into an agreement with a company, whose President was a Director of the Company, to purchase golf club heads that were on open purchase orders and completed by the supplier. Pursuant to the agreement, the Company purchases golf club heads on a COD basis, as-needed, from the related party. In exchange for financing the purchase of these golf club heads, the

                                             MCHENRY METALS GOLF CORP.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company pays a 20% mark-up over cost. The total purchase price of these golf club heads is approximately $1,410,000 and was to have been paid by June 30, 1999. On August 19, 1999, the Company negotiated an agreement which extended the due date for the Company to pay the remaining balance owing of $731,250 to September 1, 1999. The Company is currently in default of the terms of the extension of the agreement. While the related party currently has the ability to either sell the merchandise as components, or complete these golf club heads into finished golf clubs and to sell them to the general public, which could reduce the value of the Company's remaining inventory, he has chosen to defer that decision until December 15, 1999.

During the period between January 30, 1999 and March 15, 1999, the Company placed purchase orders for new models of product with a new supplier, of which the purchase was supported by additional sales orders. The purchase of the new merchandise was to be financed through management's efforts to raise additional funds not provided by its planned operations through additional sales of its equity securities to new investors. The Company was unable, during this period to raise the necessary financing to purchase the merchandise. The total value of the open purchase orders is $ 415,430. Since this supplier is critical to the Company as a going concern, the Company entered into an agreement on July 29,1999 to extend the period of the purchase
orders and to provide a payment schedule for past due debt.   The Company is
currently in default of the terms of the agreement. While the supplier currently has the ability to either sell the merchandise as components, or complete these golf club heads into finished golf clubs and to sell them to the general public, which could reduce the value of the Company's remaining inventory, he has chosen to defer that decision until December 1, 1999.

NOTE 6  -  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. A number of factors, including the Company's history of significant losses, negative working capital, its accumulated deficit and the need to restructure debt which is currently in default raise substantial doubts about the Company's ability to continue as a going concern. As of September 30, 1999, the Company has an accumulated deficit of $17,763,900 and a working capital deficiency of $1,832,700. The Company is currently in default under the terms of its revolving line of credit with a bank. The Company does not possess sufficient cash resources to repay this obligation and the Company would be unable to repay this loan in the event that such demand was made by the Company's creditor. The Company has suppliers with a significant quantity of its golf club heads which these suppliers currently have the ability to sell in the open market, thereby reducing the value of the Company's inventory and its ability to maintain its current market pricing in the future. These factors raise questions about the ability of the Company to continue as a going concern. In this regard, management is proposing to meet the Company's financial obligations through a merger with, or acquisition by, another golf equipment company or through additional sales of its equity securities to new investors. However, there is no assurance that the Company will be successful in negotiating a merger agreement or raising this additional capital or achieving profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should the Company be unsuccessful in its efforts to negotiate a merger agreement or raise additional equity, the Company may need to be reorganized under Chapter 11 of Title 11 of the United States Code or liquidated under Chapter 7 of Title 11 of the United States Code. There can be no assurance that if the Company decides to reorganize under the applicable laws of the United States that such reorganizational efforts would be

                                             MCHENRY METALS GOLF CORP.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


successful or that shareholders would receive any distribution on account of their ownership of shares of the Company's stock. Similarly, there can be no assurances that if the Company decides to liquidate under the applicable laws of the United States that such liquidation would result in the shareholders receiving any distribution on account of their ownership of shares of the Company's stock. In fact, if the Company were to be reorganized or liquidated under the applicable laws of the United States, the bankruptcy laws would require (with limited exceptions) that the creditors of the Company be paid before any distribution is made to the shareholders.

NOTE 7  - SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

Cash paid for interest during the nine months ended September 30, 1999 and 1998 was approximately $125,000 and $18,000, respectively. Cash paid for income taxes was $800 for both the nine month periods ended September 30, 1999 and 1998. During the nine months ended September 30, 1999, the Company converted $1,028,500 of vendor invoices for shares of common stock. During the nine months ended September 30, 1998, the Company financed the acquisition of $26,800 in property and equipment through capital leases.

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

RESULTS OF OPERATIONS

Summary

The Company believes that the premium golf equipment market has been declining in certain major markets, including Japan, the United States and Europe, and may continue to decline during the foreseeable future. During the first nine months of 1999, the Company's sales in the Unites States increased 34% compared to the same period in 1998. The Company believes that this increase was primarily due to an increase in sales attributable to the Company's infomercial as well as a general increase in sales, considering the Company only began shipments at the end of the first quarter of 1998. The Company has not had sufficient funding to continue airing the infomercial since May 1999. While sales of the Company's TourPureregistered trademark drivers have generally increased from
1998 to 1999, no assurances can be given that the demand for the Company's products will permit the Company to experience growth in sales in the future.

Although the Company has had relatively little sales to markets outside of the United Sates, a softness in the Japanese golf market has caused other golf manufacturers to re-focus their efforts domestically, thereby increasing competition in the United States golf market.

The Company's gross margin as a percentage of net sales was 16.6% for the nine months ended September 30, 1999, which was significantly less than the 32.4% margin for the nine months ended September 30, 1998. The Company's plan includes gross margins exceeding 40%, which can only be reached with sufficient funding to permit the Company to achieve predictable production schedules. Consumer acceptance of current products, the sale and disposal of "factory refurbished" clubs used for demonstration purposes at reduced sales prices and continuing pricing pressure from competitive market conditions may have an adverse effect on the Company's future sales and gross margin. In the golf equipment industry, sales to retailers are generally seasonal due to lower demand in the retail market in the cold weather months covered by the fourth and first quarters. The Company expects that it will follow this industry-wide trend in the future. Unusual or severe weather conditions such as the "El Nino" weather patterns may compound these seasonal effects.
During 1999, the Company has been unable to fully-execute its business plan due to the lack of capital resources to fund the growth of the Company. Capital needs at this stage of an organization's growth are typically quite demanding, with the principal needs being the funding of marketing (the cost for which can be significant, considering the need to purchase large amounts of air time in order to be "noticed" by consumers), the purchase of inventories and the financing of accounts receivable. While some of these capital needs can be met through the use of revolving debt, the Company's failure to achieve profitable operations to date as well as insufficient capitalization to fund the negative cash flow which is to be expected while the Company develops a market presence for its products has limited the availability of credit facilities to the Company.

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

Net Sales

Net sales for the three months ended September 30, 1999, were $717,200 as compared to net sales of $911,100 for the third quarter of 1998. The 21.3% decrease in net revenues is attributable to reduced collections on trade receivables during the third quarter of 1999 as compared to 1998 (see Note 1 to Consolidated Financial Statements). This reduced collection rate is attributable to the Company shipping fewer golf clubs during the first and second quarters of 1999 as compared to 1998. Net sales for the nine months ended September 30, 1999, were $2,988,000 as compared to net sales of $2,227,700 for the first nine months of 1998. The 34.1% increase in net revenues is attributable to a greater collections on trade receivables during the first nine months of 1999 than during the same period in 1998. Again, this greater collection rate is directly linked to a greater number of clubs being shipped during the quarter as well as the quarter directly preceding (since the Company typically sells on terms of 60 to 90 days).

Due to the Company's limited operating history and uncertainty with respect to the market acceptance of the Company's products, management has elected to defer recognition of revenue on product sales until the related accounts receivable have been collected (see Note 1 to Consolidated Financial Statements). This basis of revenue recognition is expected to continue until, in the opinion of management, there exists sufficient history of customer payments and returns to provide a reasonable basis to conclude that revenue is earned at the point of shipment. As a result of this policy, net sales do not include the sales value of shipments for which the Company has not yet been paid. The Company will likely continue to report revenues on this basis throughout the remainder of 1999.

Although the Company has reported net sales for the third quarter of 1999, returns of the Company's product exceeding shipments during that same time period. The large number of returns of the Company's products during the third quarter of 1999 will significantly reduce the Company's ability to collect cash in the fourth quarter of 1999, which will, in turn, reduce net sales to be reported. Based on the significant effort put forth by the Company during the third quarter of 1999 to collect as much of the outstanding receivables as possible in order to meet the Company's cash flow needs, the Company anticipates a significant reduction in revenues during the fourth quarter of 1999 as compared with the same period of 1998 as well as the

                                             MCHENRY METALS GOLF CORP.
                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

preceding three quarters of 1999. Cash collections on trade receivables during the fist half of the fourth quarter of 1999 are approximately $250,000.

Sales of the Company's products during the second and third quarters did not meet expectations primarily due to the lack of availability of additional equity or inventory financing to allow the Company to fulfill a backlog of approximately $1.8 million which existed at March 31, 1999, as well as a lack of capital which severely curtailed the Company's marketing efforts during the second quarter of 1999. The Company has not been able to effectively advertise or market its products since May, 1999.

Another factor which affected sales of the Company's products in 1999 was a general decline in the golf equipment industry, which began during the second quarter of 1998. This decline was marked by two of the major golf equipment manufacturers announcing price reductions at the wholesale level as well as the fact that they were carrying a significant amount of excess inventory. As a result, other manufacturers of premium golf equipment, including the Company, were forced to reduce their selling prices in order to remain competitive.

The Company believes that, to a certain degree, this reduction in demand by consumers and excess inventory may signal a saturation of the market by two of the major golf equipment manufacturers. Thus, an opportunity exists for a company with an innovative design that out-performs the larger, established products with an opportunity to penetrate the premium golf equipment market. It is unlikely, however, that the Company will be able to take advantage of this opportunity without a significant amount of new capital infusion in the short term (see Note 6 to Consolidated Financial Statements).

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 1999 was $1,013,700 (141.3% of net sales) as compared to $670,300 (73.6% of net sales)
for the third quarter of 1998. Cost of goods sold for the nine months ended September 30, 1999 was $2,490,700 (83.4% of net sales) as compared to $1,505,700 (67.6% of net sales) for the nine months ended September 30, 1998. Cost of goods sold for the three and nine month periods ended September 30, 1999 have been negatively affected by the Company's reduced estimates of realizability of the "Deferred costs on unrecognized sales," the reserves for which are charged to cost of goods sold. Due to the lack of market acceptance of the Company's products and the lack of funds to adequately advertise, the Company has increased its reserves to compensate for the likelihood that many of its golf clubs that have been sold, but not yet paid for, may not be returned in a saleable condition, or may not be returned due to financial difficulties experienced by the Company's customers (in effect a "bad debt reserve"). Should the Company receive additional equity funding which would permit a much greater market penetration and acceptance of its products, some or all of these reserves may not be necessary.

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

                                             MCHENRY METALS GOLF CORP.
                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross Profit
Gross loss for the third quarter of 1999 was $296,500 (-41.3% of net sales) as compared to a gross profit of $240,800 (26.4% of net sales) for the third quarter of 1998. Gross profit for the nine months ended September 30, 1999 was $497,300 (16.6% of net sales) as compared to $722.000 (32.4% of net sales) for the nine months ended September 30, 1998. The decrease in the gross profit is attributable to cost increases inherent with irregular production schedules.

Selling Expenses
Selling expenses were $555,100 for the quarter ended September 30, 1999 as compared to $1,923,700 for the third quarter of 1998, representing a decrease of $1,368,600 or 71.7%. For the nine months ended September 30, 1999, selling expenses were $3,652,000 as compared to $5,736,700 for the nine months ended September 30, 1998 representing a decrease of $2,084,700 or 36.3%. The Company has had to significantly reduce its selling expenses, particularly advertising expenses, during the second and third quarters of 1999 due to a lack of operating capital. The Company has made further reductions in the Company's sales staff as of October 31, 1999.

General and Administrative Expenses
General and administrative expenses were $151,600 for the quarter ended September 30, 1999 as compared to $531,900 for the third quarter of 1998, representing a decrease of $380,300 or 71.5%. For the nine months ended September 30, 1999, general and administrative expenses were $1,028,700 as compared to $1,254,800 for the nine months ended September 30, 1998, representing a decrease of $266,100 or 18.0%.

The Company has had to significantly reduce its general and administrative expenses, particularly salaries and wages, during the second and third quarters of 1999 due to a lack of operating capital. The Company has made further reductions in the Company's administrative staff as of October 31, 1999.

Effects of Income Taxes
The Company believes that it has sufficient losses to offset any taxable income that will be generated in the current year. As a result, the Company has not recorded a provision for income taxes for the three and nine month periods ended September 30, 1999.

The Company believes that it may have incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize net operating loss and credit carryforwards in subsequent periods may be subject to annual limitations.

LIQUIDITY AND CAPITAL RESOURCES
The Company primarily financed its operations during the three months ended September 30, 1999 through conversion of accounts receivable and inventories to cash, as compared to the sale of common stock for the third quarter of 1998. During the nine months ended September 30, 1999, operating activities used $1,523,200, investing activities, consisting of purchases of equipment and leasehold improvements, used $36,900, and financing activities provided $1,000,100. At September 30, 1999, the Company had a working capital deficiency of $1,832,700, an accumulated deficit of $17,763,900 and had $551,800 outstanding under a bank line of credit, which was in default. The Company also had an outstanding balance of $13,100 under a $125,000 revolving credit agreement with a financial institution for the purchase of inventory.

                                             MCHENRY METALS GOLF CORP.
                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of September 30, 1999, the resources available to the Company consist of cash, receivables, inventories and common and preferred stock. The Company has fully-utilized its borrowing capacity under its bank line of credit. The Company has made presentations to a number of parties that may be interested in merging with or making investments in the Company.

During the nine months ended September 30, 1998, operating activities used $7,514,900, investing activities, consisting principally of purchases of equipment and leasehold improvements, used $173,500, and financing activities provided $6,940,200.

FUTURE OPERATIONS

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is newly formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's 1998 consolidated financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern (see Note 6 to Consolidated Financial Statements). In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through loans, additional sales of its equity securities or through a merger with, or acquisition by, another golf equipment manufacturer. During the nine months ended September 30, 1999 the Company received $1,461,100 in cash in exchange for the sale of its restricted common stock and liquidated approximately $1,026,800 of vendor invoices through the issuance of its restricted common stock. However, there is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company's future consolidated financial statements will not include another going concern explanatory paragraph if the Company is unable to raise additional funds and become profitable. The factors leading to, and the existence of, the explanatory paragraph will have a material adverse effect on the Company's ability to obtain additional financing. Should the Company be unsuccessful in its efforts to raise additional equity, the Company may need to be reorganized under Chapter 11 of Title 11 of the United States Code or liquidated under Chapter 7 of Title 11 of the United States Code. There can be no assurance that if the Company decides to reorganize under the applicable laws of the United States that such reorganizational efforts would be successful or that shareholders would receive any distribution on account of their ownership of shares of the Company's stock. Similarly, there can be no assurances that if the Company decides to liquidate under the applicable laws of the United States that such liquidation would result in the shareholders receiving any distribution on account of their ownership of shares of the Company's stock. In fact, if the Company were to be reorganized or liquidated under the applicable laws of the United States, the bankruptcy laws would require (with limited exceptions) that the creditors of the Company be paid before any distribution is made to the shareholders.

       PART II - OTHER INFORMATION

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

As of September 30, 1999, the Company was not in compliance with most of its loan covenants of the line of credit agreement. The Company had negotiated an extension of the due date of the loan to September 15, 1999 while the Company pursues additional equity investments. The Company has identified other sources of lending, but in order to secure new financing, these sources require the Company to raise additional equity or subordinated debt. As of November 18, 1999, the bank has not made a formal demand for payment of the balance due.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the three month period ended September 30, 1999.

The Exhibits filed as part of this report are listed below.

      Exhibit No.                                                Description
        27.1    Financial Data Schedule

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MCHENRY METALS GOLF CORP.
                                           (REGISTRANT)


Date: November 19, 1999         By: /s/Theodore Aroney
                                Theodore Aroney
                                Vice Chairman of the Board of Directors,
                                Vice President of Finance