Form 10KSB
period 1999-12-31
MCHENRY METALS GOLF CORP /CA
filed 2000-04-14
CIK 1046472

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            -----------------------
                                   FORM 10-KSB

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         DECEMBER 31, 1999
                          ----------------------------------------------------
                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ______________________ to _______________________

                        Commission file number: 333-53757

                            MCHENRY METALS GOLF CORP.
             (Exact name of Registrant as specified in its charter)

              NEVADA                                     87-0429261
    ----------------------------               --------------------------------
      (State of Incorporation)                 (IRS Employer Identification No.)

               1945 CAMINO VIDA ROBLE, SUITE J, CARLSBAD, CA 92008
         ---------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:        (760) 929-0015
                                                    ---------------------------

Securities Registered Pursuant To Section 12(b) Of The Act:

      TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------             -----------------------------------------
            NONE                                       NONE

Securities Registered Pursuant To Section 12(g) Of The Act:   NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of April 3, 2000 was approximately $10,156,800 (based upon the closing price for shares of the Registrant's Common Stock as quoted by the OTC Bulletin Board for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 31, 2000, 18,616,100 shares of the Registrant's Common Stock, par value of $0.001, were outstanding.

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

McHenry Metals, Inc. ("MMI") was incorporated in January, 1997, under the laws of the State of Illinois. The principal business office of the Company and MMI are located at 1945 Camino Vida Roble, Suite J, Carlsbad, California, 92008. MMI was founded by the late Gary V. Adams who, as founder and former chairman of Taylor Made Golf Company, became known as "the father of the metalwood." Mr. Adams assembled a management team along with a carefully selected group of investors, consultants and advisors to launch MMI as a golf equipment company developing and marketing unique, proprietary golf clubs.

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

A publication by the National Golf Foundation entitled Trends in the Golf Industry 1986-1995 has stated that the number of golfers in the U.S. rose by more than five million between 1986 and 1995 and that the annual expenditure on golf clubs saw a 10.6% increase in 1995 (over 1994) and 16.6% increase in 1996 (over 1995). The explanation for these increases, generally, is the well-being of the U.S. economy, shifting age concentration of the population and overall increased recreational spending. The publication indicates that "the long-term growth potential for golf spending is very encouraging."

Avid golfers, which number approximately 6 million of the 27 million golfers in the U.S. and account for the majority of premium golf equipment expenditures, continue to drive equipment sales. According to trade estimates, avid golfers, on average, purchase a new driver or fairway wood every twelve to eighteen months, as they seek the latest in golf club design, technology, and performance.

Sales of golf clubs in the U.S. in 1999 were approximately $2.5 billion according to trade estimates. Growth rates in golf equipment purchasing have been flat the past two seasons, but in the fourth quarter of 1999, a modest increase in sales was experienced. In the premium metal wood category, which is the Company's initial focus, industry sales for 1999 were estimated at over $1 billion. The dominant competitors in this category are Callaway Golf Company, Taylor Made Golf Company and Titleist/Cobra.

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

The Company's principal competition comes from several large well-established and recognized leaders in the sale of premium golf clubs. Each of these companies has substantially more financial, management and technical resources than does the Company. The Company competes based on its own designs and concepts and focused business strategies.

A general decline in the golf equipment industry which began during the second quarter of 1998 had a significant impact on the Company's sales for the years ended December 31, 1999 and 1998. This decline was marked by three of the major golf equipment manufacturers announcing price reductions at the wholesale level as well as the fact that they were carrying a significant amount of excess inventory. As a result, other manufacturers of premium golf equipment, including the Company, were forced to reduce their selling prices in order to remain competitive.

BUSINESS STRATEGY

Several important elements of the Company's business strategy are intended to enhance its growth potential:

MANAGEMENT DEPTH AND EXPERTISE - The Company has recruited a strong and dynamic management team, and has assembled a qualified and talented board of directors with relevant experience and accomplishments.

PREMIUM BRAND FRANCHISE - The Company has focused on building a premium brand franchise to reflect the innovation, performance and quality of its products. Consistent with the premium quality image, the Company's products are competitively priced with other premium golf equipment. The Company has attempted to reinforce a premium brand positioning by actively advertising and promoting its products, entering into endorsement arrangements with leading professional golfers, and selecting distribution partners, both "brick and mortar" and Internet-based, that support the Company's pricing strategies and present its product in an appropriate manner with high-quality customer service.

QUALITY - The Company believes that product quality and responsiveness to customers are critical factors for success in the market for premium golf clubs. The Company has adopted a number of quality improvement and measurement techniques to establish standards and monitor its business. To achieve excellence in product quality, McHenry has emphasized inspection throughout the production process, and has committed resources to maintain close relations with key suppliers and manufacturers. The Company has also staffed a customer service function to provide adequate support and enhance its reputation for producing high-quality golf clubs.

PRODUCTS

The Company currently markets and distributes a complete line of TourPure drivers and fairway metalwoods, the first to combine the forgiveness of titanium with the power of tungsten.

The comprehensive TourPure(R) line includes five drivers (7.5, 8.5, 9.5, 10.5, and 12-degree loft), and 6 fairway woods (strong 3-wood, regular 3, 4, 5, 7, and 9-wood). Left-handed versions of the driver are produced in two models, and shorter shafts and smaller grips are used for ladies clubs. Six shafts are available to match player swing speeds (70, 80, 90, 100, 110, and 120 mph).

The TourPure(R) driver's proprietary Tungsten Power Ring replaces unwieldy club head volume with 16 grams of high-density mass precisely positioned behind a huge titanium sweet spot. The Tungsten Power Ring produces optimal launch angles and reduces backspin, resulting in more roll and distance down the fairway. This innovative use of exotic metals and strategic weighting creates a driver that is exceptionally forgiving, easy to hit and impressively long. The TourPure driver also incorporates an ultra-thin, beta-titanium face for improved feel and responsiveness and an LTLF (low torque, low frequency) for maximum control and greater distance. The LTLF shaft is a proprietary design made by Grafalloy, maker of the #1 ultra-light shaft on tour.

Like the extraordinary, multi-metal TourPure(R) drivers, TourPure(R) fairway woods are the first to combine the forgiveness of titanium with the power of tungsten. It's a well-documented fact that a club with a lower center of gravity gets the golf ball airborne faster and easier. By integrating a lightweight cast titanium shell, a super-strong and ultra-thin Beta titanium face, and the 72-gram, high-density Tungsten Power Rails, the Company's design team achieved a breakthrough in fairway wood performance. The fairway woods also utilize the proprietary LTLF shaft made by Grafalloy for improved control and playability.

MANUFACTURING- The manufacturing of premium golf clubs involves a number of specialized processes required by the unique design of the products. The Company has its products manufactured by outside manufacturers. The Company believes that there are numerous suppliers which can manufacture the Company's products to the high standards developed by the Company. Clubheads, shafts, grips and other components are supplied by independent vendors with whom the Company has established working relationships.

All of the Company's products are being manufactured to the Company's precise specifications by highly competent manufacturers based in part on processes which are proprietary to the Company. The Company works closely with its casting houses, which enable it to monitor the quality and reliability of clubhead productions. Any significant delay or disruption in the supply of clubheads by the casting houses or graphite shaft manufacturers would have a material adverse effect on the Company's business. In such event, the Company believes that suitable heads and shafts could be obtained from other manufacturers, although the transition to another supplier could result in production delays of several months. The Company is currently in discussions with suppliers of product components and manufacturers in an effort to find ways of producing products at a lower cost while maintaining the quality standards set by the Company. The product assembly function also is currently out-sourced to a high-quality supplier to avoid fixed costs associated with facilities, equipment, and staffing.

PRODUCT DEVELOPMENT

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

The Company does not limit itself in its research efforts by trying to duplicate designs that are traditional or conventional and has created an environment in which new ideas are valued and explored. Product development is the result of the integrated efforts of its sales and product development staff and outside manufacturers, all of which work together to generate new ideas for golf equipment. The Company's product development department refines these ideas and works with outside firms to create prototypes, masters and the necessary tooling.

The design of new golf clubs is greatly influenced by rules and interpretations of the United States Golf Association ("USGA"). Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, it has become critical for designers of new clubs to assure compliance with USGA standards. The Company's product design and development process involves coordination with the USGA staff regarding such compliance. The Company has been notified by the USGA that its existing TOURPURE(R) drivers and fairway metal woods conform to their standards.

OTHER CLUBS AND PRODUCTS - The Company plans to follow its development of metal drivers and fairway woods with irons, putters and wedges until it offers a complete line of innovative, premium golf clubs. The Company also expects to offer a limited line of other golf products including golf bags, apparel and other accessories.

Expenditures for research and development were approximately $113,600 and $287,100 for the years ended December 31, 1999 and 1998, respectively.

SALES AND MARKETING

Management expects that the brand equity established during 1998 and 1999 will be beneficial as the Company's product line is expanded over time to irons, wedges, and putters. Management believes that the

McHenry Metals(R) brand will be enhanced during 2000 through its 30-minute TOURPURE(R) infomercial In addition to reinforcing thE brand's premium positioning, the infomercial is designed to generate significant consumer demand and sales, via direct and retail channels.

DIRECT RESPONSE MARKETING - The Company utilizes various forms of direct response marketing to generate increased awareness and demand for its products. These include television and print advertising, Internet advertising, direct response catalogs, outbound telesales, and targeted outbound e-mail strategies. Special online promotions and contests are also planned in conjunction with the Company's Internet-based marketing and distribution partners. On the Company's proprietary web site, which also has e-commerce capabilities, the Company plans to use "streaming" video and audio to enhance the viewership experience and generate interest, demand, and sales. In essence, the web site becomes the "pitchman" for the product, describing its innovative features and performance benefits. Over the past two years, the Company has utilized 8-time Emmy Award winning broadcaster Dick Enberg as its primary spokesman. Enberg's career includes work with the Olympics, Super Bowl, Wimbledon, and golf's U.S. Open and Ryder Cup.

LEADERSHIP ON PROFESSIONAL TOURS - Management understands and appreciates the correlation between leadership on professional tours to validate product performance and drive market share among consumers. Historically in the golf equipment industry, companies establishing a leadership position on the major professional golf tours have the greatest opportunity to create demand among consumers and capture the greatest market share. The Company has committed significant resources toward promoting its products on selected golf tours and has achieved a substantial presence on the Senior PGA Tour, in particular. In 1998, its first season on the professional tours, the TOURPURE(R) driver soared to the #2 position on the Senior PGA Tour, and recorded four wins on the PGA anD Senior PGA Tours. In 1999, the TOURPURE(R) driver became the #1 driver model on the Senior PGA Tour and was #1 iN Driving Accuracy on the PGA Tour. Leadership on professional tours will continue to be an important part of the Company's strategy, providing validation that the Company's products offer superior technology and performance and also helps to differentiate the Company's products from its leading competitors.

DISTRIBUTION CHANNELS - The Company intends its advertising and marketing efforts to drive traffic to traditional "brick and mortar" retail locations (sporting goods stores, golf retailers, and on-course golf shops); telephone call centers staffed to provide information and sell the Company's products; Internet-based sporting goods and golf retailers; and the Company's proprietary web site. The Company currently has approximately 2,000 selected points of distribution via traditional "brick and mortar" locations. The Company has established marketing and distribution agreements with several Internet-based retailers, such as Fogdog.com, Chipshot.com, DWQuailGolf.com, XLSports.com and TGW.com and others who, according to their statistics, aggregately achieve for the Company a specific reach close to its monthly target of six million avid golf and sporting goods consumers. The Company plans to aggressively pursue additional partnerships to further enhance its significant presence online.

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

E-COMMERCE - The Company believes that its strategy of achieving greater exposure for its product online and generating incremental sales via e-commerce is a major key to achieving rapid growth in sales and market share. The Company believes it is well-positioned to leverage the power of the Internet through its current and prospective online marketing and distribution partners. The Company also intends to increase e-commerce activity on its proprietary web site, giving the Company the opportunity to capture 100% of the revenues generated from sales direct to consumers.

INTELLECTUAL PROPERTY

The Company intends to aggressively seek to protect its intellectual property, such as product designs, manufacturing processes, new product research and concepts and trademarks. These rights will be protected through the acquisition of trademark registrations, the maintenance of trade secrets, the development of trade dress, and, when necessary and appropriate, litigation against those who are, in the Company's opinion, unfairly competing.

The Company has applied for trademark registration for McHenry Metals and TourPure and for several other product names and descriptions. There is no assurance that, prior to a court of competent jurisdiction validating them, any of these trademarks will be approved and, if so, enforceable. The Company intends to aggressively assert its rights against infringers. There can be no assurance that other golf club manufacturers will not be able to produce successful golf clubs which imitate the Company's designs without infringing any of the Company's intellectual property rights.

The Company has developed stringent procedures to maintain the secrecy of its confidential business information, which it believes gives it a distinct competitive advantage. These procedures include a "need to know" criteria for dissemination of information and written confidentiality agreements from visitors and employees. Suppliers, when engaged in joint research projects are required to enter into additional confidentiality agreements.

McHenry Metals has an exclusive license from Grafalloy to promote the LTLF (low torque, low frequency) shaft, which has patents pending.

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

PRODUCT WARRANTIES

The Company currently supports all of its golf clubs with a one year manufacturer's warranty. The Company closely monitors the level and nature of any product breakage and, where appropriate, incorporates design and production changes to assure its customers of the highest quality available on the market. The Company has not experienced significant problems with product quality or breakage, however, if the Company's clubs were to experience a significant increase in the incidence of breakage or other product problems, the Company's sales and image with golfers could be materially adversely affected.

BACKLOG

As of March 31, 2000, the Company's backlog was approximately $20,000 compared with approximately $511,000 as of December 31, 1999. All product orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because the Company generally ships products within 60 days of receipt of the order, and because of possible changes in delivery schedules, cancellations or rescheduling of orders and potential delays in product shipments, the Company's backlog at any particular date is not representative of actual sales for any succeeding period.

EMPLOYEES

As of March 31, 2000, the Company had a total of 6 employees, 5 of which were full-time, including persons employed in sales (1), operations (1), administration and support (4). As of that date, the Company also utilized 10 outside sales representatives (which are consultants paid on commission only) and a total of 6 independent contractors, including persons serving in sales
(2), marketing (2) and administration and support (2). The Company's president and a board member are also filling sales and marketing roles. All of the Company's employees are located in the United States. None of the employees are expected to be represented by union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

ITEM 2.   PROPERTIES

The Company's principal executive offices are located in Carlsbad, California. The Company leases approximately 5,800 square feet of office space which serves as its corporate headquarters, for $3,914 per month plus common area expenses. The lease on this facility expired on December 31, 1999 and the Company has negotiated quarterly renewals which extend through June 30, 2000. During 1998 and 1999, the Company also leased approximately 3,060 square feet of warehouse space for $2,509 per month. The warehouse lease expired December 31, 1999, at which time the warehouse operations were consolidated into the corporate headquarters space.

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.


The Company's Common Stock has been quoted on the OTC Bulletin Board under the symbol BB-GLFN. The following table sets forth the range of high and low per share bid information, as reported on the OTC Bulletin Board for each quarter during the two-year period ended December 31, 1999. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 31, 2000, the average of the highest and lowest trading price per share was $0.797. On March 31, 2000, the Company had 585 holders of record of its Common Stock and 18,616,100 shares outstanding.

                QUARTER ENDED                HIGH          LOW

                March 31, 1998               $8.625       $3.875
                June 30, 1998                $6.172       $4.750
                September 30, 1998           $4.969       $1.500
                December 31, 1998            $2.313       $0.875

                March 31, 1999               $2.813       $1.000
                June 30, 1999                $1.375       $0.531
                September 30, 1999           $1.063       $0.406
                December 31, 1999            $0.625       $0.188

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

During 1998, the Company issued 117,500 "series WO" (holder incurs cost associated with subsequent registration) unregistered common stock purchase warrants and 254,213 "series W" (Company incurs cost associated with subsequent registration) unregistered common stock purchase warrants to suppliers and board members in lieu of cash payments for services. Each warrant entitles the holder to purchase, for a period of three to five years after the date of issuance, one share of common stock at a price equal to the fair market value of the Company's common stock on the date the warrant was issued with exercise prices ranging from $.75 to $4.13 per share. Warrants issued in lieu of cash payments for services were valued at $720,600, determined in accordance with SFAS No. 123 (see Note 9). Of this amount $340,200 was expensed in 1998 and $190,200 was expensed in 1999. The balance of $190,200 will not be charged to expense because the underlying warrant was forfeited when the board member resigned prior to the warrant vesting.

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

During 1999, the Company issued 1,616,000 shares of the Company's unregistered common stock to qualified investors for approximately $1,200,000. The Company also issued 1,715,100 shares of the Company's unregistered common stock to qualified investors in exchange for goods and services provided to the Company which were valued at $1,034,900. Certain holders of unregistered warrants elected to convert their warrants into 275,000 shares of Company's unregistered common stock. Each of these warrants were convertible at $1.00 per share (proceeds to the Company totaled $275,000). Holders of registered "Shop/Pro" warrants received 4,125 shares of the Company's registered common stock upon the conversion of their warrants. Each of these warrants were convertible at $1.48 per share, resulting in proceeds to the Company of $6,100. The Company also issued 756,000 shares of the Company's unregistered common stock to employees in exchange for services rendered, which were valued at $244,200.

Pursuant to state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from paying dividends to its stockholders a result of its accumulated deficit as of December 31, 1999.

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

MANAGEMENT'S PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes associated with them contained in
Item 7. The financial statements of the Company referred to in this discussion include and reflect the financial condition and operating results of McHenry Metals Golf Corp. for the two years ended December 31, 1999. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

YEARS ENDED DECEMBER 31, 1999 AND 1998

NET SALES

Net sales for the year ended December 31, 1999 ("1999") were $3,552,500, representing an increase of $255,500 or 7.7% over net sales of $3,297,000 for the year ended December 31, 1998 ("1998"). The Company began shipments of its products during the first quarter of 1998. During 1997, the Company was a development stage company and thus, had no revenues.

Due to the Company's limited operating history, management has elected to defer recognition of revenue on product sales until the related accounts receivable have been collected. This basis of revenue recognition is expected to continue until, in the opinion of management, there exists sufficient history of customer payments and returns to provide a reasonable basis to conclude that revenue is earned at the point of shipment. As a result of this policy, net sales do not include the sales value of shipments for which the Company has not yet been paid. The Company will likely continue to report revenues on this basis throughout the year ending December 31, 2000.

Several factors affected sales of the Company's products in 1999 and 1998, the most significant of which was a general decline in the golf equipment industry, which began during the second quarter of 1998. This decline was marked by three of the major golf equipment manufacturers announcing price reductions at the wholesale level as well as the fact that they were carrying a significant amount of excess inventory. As a result, other manufacturers of premium golf equipment, including the Company, were forced to reduce their selling prices in order to remain competitive.

The Company believes that, to a certain degree, this reduction in demand by consumers and excess inventory may signal a saturation of the market by three of the major golf equipment manufacturers. Thus, an opportunity exists for a company with an innovative design that out-performs the larger, established products to penetrate the premium golf equipment market. There can, however, be no assurance that the Company's products will achieve significant market penetration or generate increased revenues in future years.

COST OF GOODS SOLD

For 1999, cost of goods sold was $2,571,800 or 72.4% of net sales, which represents an improvement of $634,600 or 19.8% over 1998. For 1998, cost of goods was $3,206,400 or 97.3% of net sales. New production processes, innovative designs, use of high-tech materials and the Company's initial year of operations all combined to generate costs in excess of that which would otherwise be expected (cost of goods sold in the golf equipment industry generally runs in the range of 40% to 60% of net sales). The Company expects cost of goods sold for 2000, as a percent of net sales, to drop from 1999 levels, but will remain above industry averages until the Company is able to significantly increase its production levels.

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

GROSS PROFIT.

Gross profit for 1999 was $980,700 or 27.6% of net sales, as compared to a gross profit for 1998 of $90,600 or 2.7% of net sales. The Company believes that it can improve its margins by working to control costs, finding ways of producing products more cost-effectively and exploring direct-to-consumer sales via direct response advertising and the internet to increase sales volume.

SELLING EXPENSES

Selling expenses were $4,144,500 for 1999 as compared to $7,067,400 for 1998, representing a decrease of approximately $2.9 million or 41.4%. The decrease in selling expenses is directly related to the Company's lack of sufficient capital resources preventing the Company from fully-executing its marketing and advertising plans for 1999. The Company hopes to be able to raise additional capital during 2000 that will permit the Company to resume a significant direct response advertising campaign. The Company anticipates that selling expenses during 2000 will be approximately the same as 1999, assuming the Company can raise additional capital.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,530,900 for 1999 as compared to $2,839,400 for 1998, representing a decrease of approximately $1.3 million or 46.1%. The decrease in general and administrative expenses is directly related to the Company's lack of sufficient capital resources which caused the Company to significantly reduce its overhead expenses during 1999. General and administrative expenses in 2000 are expected to be below 1999 levels, with the Company primarily reducing expenses in the areas of payroll and condensing the warehouse and corporate offices into one facility.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $113,600 for 1999 as compared to $287,100 for 1998, representing a decrease of approximately $200,000 or 60.4%. A majority of the Company's research and development occurred in 1997 prior to production of the Company's first products in 1998. The Company expects that expenditures in this area will increase in 2000 and in future years in order for the Company to remain competitive with new product introductions.

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

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's significant losses in 1999 and 1998 and uncertainties surrounding the realization of the net operating loss carryforwards which were generated during 1999 and 1998, management has determined that the realization of deferred tax assets is not more likely than not. Accordingly, a 100% valuation allowance of $5,085,600 has been recorded as of December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily financed its operations in 1999 and 1998 through the sale of common stock and product, thereby reducing inventories by approximately $1.8 million. During 1999, operating activities used $1,635,500, investing activities, consisting of purchases of equipment and leasehold improvements, used $36,900, and financing activities provided $1,097,900, which consisted of the sale of common stock ($1,481,100) and the reduction of debt and capital leases ($358,300 and $24,900, respectively).

During 1998, operating activities used $8,227,800, investing activities, consisting of purchases of equipment and leasehold improvements, used $172,000, and financing activities provided $8,073,800. The Company also used bank and other borrowings and equipment lease financings in 1998.

In November 1998, the Company was advised by its principal supplier of club heads that, due to changes in the golf industry, the supplier had decided to cease production of golf club heads. As of December 9, 1998, the Company owed this supplier $556,300 for golf club heads which had been received and had open purchase orders for golf club heads with a value of approximately $2,350,000. The Company was able to negotiate a one-time buy-out of the balance owing to the supplier plus the open purchase orders for $1,090,000 as of December 11, 1998. This transaction represented a discount of 62% from the total commitment to the original vendor of $2,906,300. As the Company did not have the financial resources to complete the buy-out discussed above, the Company entered into an agreement with a related party to purchase these golf club heads from the supplier. Pursuant to the agreement, the Company purchases golf club heads on a COD basis, as-needed from the related party. In exchange for financing the purchase of these golf club heads, the Company pays a 20% mark-up over cost (see
Note 11 to the Financial Statements) resulting in a significant reduction in the cost for 1999 and 2000 over what had been paid in previous years.

At December 31, 1999, the Company had a working capital deficiency of $2,355,600, an accumulated deficit of $18,340,400 and $541,700 outstanding under a bank line of credit which was in default.

FUTURE OPERATIONS - STATUS AS A GOING CONCERN

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company is newly formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's 1999 and 1998 financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through loans and/or through additional sales of its equity securities pursuant to the exercise of warrants or otherwise. Between January 1, 2000 and March 31, 2000 the Company has satisfied approximately $104,000 of current obligations through the issuance of common stock. However, there is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company's future financial statements will not include another going concern explanatory paragraph if the Company is unable to raise additional funds and become profitable. The factors leading to, and the existence of, the explanatory paragraph will have a material adverse effect on the Company's ability to obtain additional financing. See "Future Capital Needs; Need for Additional Financing -- Liquidity and Capital Resources --Financial Statements."

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

FUTURE CAPITAL NEEDS; NEED FOR ADDITIONAL FINANCING

The Company estimates that it may need substantial funding, in addition to its present capital, to be able to fully develop and expand its business. The Company's future capital requirements will depend upon many factors, including the extent and timing of acceptance of the Company's products in the market, commitments to third parties to develop and manufacture products, the progress of the Company's product development efforts, the Company's operating results and the status of competitive products. Between January 1, 2000 and March 31, 2000 the Company has satisfied approximately $104,000 of current obligations through the issuance of common stock. However, the Company has no commitment for additional funding and may have to seek further equity financing in order to continue to develop and expand its business. There is no assurance that the Company will be able to obtain such funding and if obtained it could dilute the ownership of present shareholders.

BANK LINE OF CREDIT

In July, 1998, the Company obtained a $3,000,000 bank line of credit that provides an advance on eligible accounts receivable and is secured by the assets of the Company. Due to slow customer payments, the Company became over-advanced in its position with the bank. The line of credit was reduced to $930,000 and the expiration date of the line of credit changed from July 30, 1999 to November 11, 1998. As of December 31, 1998, the Company was not in compliance with most of its loan covenants of the line of credit agreement. On January 29, 1999, the Company and the bank negotiated an amended line of credit agreement which revised the maturity date from February 11, 1999 to the earlier of the Company's sale of $2,000,000 in additional equity or May 11, 1999, increased the interest rate to prime plus 7%, reduced the amount which can be borrowed to $870,000 (the outstanding balance as of that date) and required principal payments should the Company's borrowing base be insufficient to support the outstanding balance on the dates payments were due: $125,000 as of March 31, 1999 (which was paid on March 31, 1999); $150,000 as of April 30, 1999 (which was not paid); and $175,000 on May 10, 1999 (which was not paid). On July 30, 1999, the Company and the bank negotiated an additional amendment (when it appeared the Company would be able to secure another line of credit from another source) which reduced the line of credit to $665,000, set the maturity date to July 15, 1999, established a repayment schedule of $50,000 per week until the debt is paid in full and stipulated that the bank would receive a three year warrant for 10,000 shares if the loan was not paid in full by July 16, 1999 and an additional three year warrant for 10,000 shares weekly thereafter until all debt is repaid. When it became apparent that the Company would not be able to obtain a replacement line of credit, the bank permitted the Company to make payments in the amount of 20% of its daily cash collections on trade receivables. Payments under this unwritten plan continued until the end of October 1999, when the Company advised the bank that it would require all cash collections at that time in order to meet its monthly expenses.

On February 14, 2000, the bank formally demanded payment, however, since that time, discussions have continued regarding a forbearance agreement and an extension in connection with an agreed-upon payment schedule. A term sheet has been negotiated between the bank and the Company and as of April 11, 2000, the Company is finalizing a forbearance agreement with the bank (see Note 5 to the Financial Statements).

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

DEPENDENCE ON GOLF INDUSTRY

The financial performance of the Company is dependent in large part upon the current and anticipated market demand for golf equipment. Recently, the golf equipment industry has experienced periods of oversupply. The Company believes that the golf equipment industry will continue to be subject to this period of oversupply into 2000. The golf equipment industry has experienced significant growth but lately has demonstrated a slowdown in demand. There can be no assurance that such growth will return and that the slowdown will not continue. A reduced rate of growth in the demand for golf equipment due, for example, to competitive factors, technological change or otherwise, may materially adversely affect the markets for the Company's products. Accordingly, any factor adversely affecting the golf equipment industry may materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company's net sales and results of operations will not be materially adversely affected if downturns or slowdowns in the golf equipment industry continue or occur again in the future.

CREDIT RISK

The Company sells a significant percentage its products to golf equipment retailers. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from these customers. The recent downturn in the retail golf equipment market has resulted in delinquent or uncollectible accounts for some of the Company's customers. As a result, during 1998 the Company elected to defer revenues on uncollected sales (see Note 1 to the Financial Statements). Management does not foresee any significant improvement in the golf equipment market during 2000, and therefore expects this trend to continue. Accordingly, there can be no assurance that the Company's results of operations or cash flows will not be adversely impacted by the failure of its customers to meet their obligations to the Company.

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

DEPENDENCE ON KEY PERSONNEL

The Company is dependent upon the management and leadership skills of its management team. There is intense competition for qualified personnel in the golf club industry, and the loss of key personnel or an inability to attract, retain and motivate key personnel could adversely affect the Company's business. There is no assurance that the Company will be able to retain its existing management personnel or to attract additional qualified personnel. The Company has no key man life insurance on members of management. There is no assurance that the Company will be able to retain its existing management personnel or to attract additional qualified personnel.

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

The Company found that its systems are Y2K compliant and has not experienced any interruptions in any of its internal systems during the change to the new year or subsequently. In addition, the Company has not experienced any lack of supply of raw materials or lack of payments from customers due to the Y2K issue. The Company did not incur a significant amount of time or cost to bring its systems into compliance.

ITEM 7.           FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
McHenry Metals Golf Corp.
Carlsbad, California

We have audited the accompanying balance sheet of McHenry Metals Golf Corp. as of December 31, 1999 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McHenry Metals Golf Corp. at December 31, 1999 and the results of its operations and its cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss of $4,937,100 for the year ended December 31, 1999 and, as of December 31, 1999, has a working capital deficiency of $2,355,600, an accumulated deficit of $18,340,400 and is in default of its line of credit agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. Continuation of the Company is dependent on the Company's ability consummate a forbearance agreement which is currently being negotiated with its lender, raise sufficient capital, achieve sufficient cash flow to meet its debt obligations and achieve profitability. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     CLUMECK, STERN, PHILLIPS & SCHENKELBERG
                     CERTIFIED PUBLIC ACCOUNTANTS

Encino, California
March 10, 2000 except as to
Notes 5, 6, 11 and 13
which are as of
April 11, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
McHenry Metals Golf Corp.
Carlsbad, California

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows of McHenry Metals Golf Corp. for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of McHenry Metals Golf Corp. for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss of $10,803,500 for the year ended December 31, 1998 and, as of December 31, 1998, had a working capital deficiency of $780,300, an accumulated deficit of $13,403,300 and was in default of it's line of credit agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. Continuation of the Company is dependent on the Company's ability to negotiate arrangements with its lender, raise sufficient capital, achieve sufficient cash flow to meet its debt obligations and achieve profitability. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      BDO SEIDMAN, LLP

Costa Mesa, California
March 19, 1999,

                            MCHENRY METALS GOLF CORP.
                                  BALANCE SHEET
                                DECEMBER 31, 1999

-----------------------------------------------------------------------------------------------------
ASSETS

Current Assets

     Cash                                                                           $        20,600
     Accounts receivable, net                                                                53,200
     Inventories                                                                            549,800
     Deferred costs on unrecognized sales                                                    41,600
     Other current assets                                                                    59,900
------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                        725,100
Equipment and leasehold improvements, net                                                   224,100
Other non-current assets                                                                     26,900
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $       976,100
======================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

     Line of credit borrowings, in default                                          $       541,700
     Current portion of leases payable                                                       24,800
     Accounts payable and accrued liabilities                                             2,251,700
     Accrued compensation                                                                   209,300
     Deferred revenue                                                                        53,200
------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                 3,080,700
------------------------------------------------------------------------------------------------------
Leases payable, less current portion                                                         11,500
------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Subsequent Event

Shareholders' Deficit

     Preferred stock, $0.001 par value; 5,000,000 shares authorized;
        no shares issued or outstanding                                                        --
     Common stock, $0.001 par value; 50,000,000 shares authorized; 17,865,700
        issued and outstanding                                                               17,900
     Additional paid-in capital                                                          16,206,400
     Accumulated deficit                                                                (18,340,400)
------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                                              (2,116,100)
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $       976,100
======================================================================================================

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            MCHENRY METALS GOLF CORP.
                            STATEMENTS OF OPERATIONS

                                                                    Year Ended December 31,
                                                       --------------------------------------------------
                                                                1999                      1998
---------------------------------------------------------------------------------------------------------
Net sales                                                 $        3,552,500        $     3,297,000
Cost of goods sold                                                 2,571,800              3,206,400
---------------------------------------------------------------------------------------------------------
Gross profit                                                         980,700                 90,600
Selling expenses                                                   4,144,500              7,067,400
General and administrative expenses                                1,530,900              2,839,400
Research and development costs                                       113,600                287,100
---------------------------------------------------------------------------------------------------------
Loss from operations                                              (4,808,300)           (10,103,300)
Interest expense, net                                               (123,000)                (3,500)
Other expense                                                         (5,800)              (696,700)
---------------------------------------------------------------------------------------------------------

Net loss                                                  $       (4,937,100)       $   (10,803,500)
=========================================================================================================


Basic and diluted loss per share                          $            (0.31)        $        (0.99)
=========================================================================================================

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            MCHENRY METALS GOLF CORP.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                           Additional

                                   Common Stock              Paid-In         Unearned        Accumulated
                               Shares        Amount          Capital       Compensation        Deficit           Total
 ---------------------------------------------------------------------------------------------------------------------------
 Balance,
    December 31, 1997          8,790,800     $   8,800       $ 3,759,400   $     (88,400)   $    (2,599,800)  $   1,080,000
 Stock and warrants

    issued for cash            3,768,600         3,800         6,905,800              --                 --       6,909,600
 Stock issued for debt
    conversion                   418,500           400           278,600              --                 --         279,000
 Stock issued
    as compensation              521,600           500         1,514,100        (137,300)                --       1,377,300
 Options and warrants
    issued as compensation            --            --         1,090,300        (380,400)                --         709,900
 Amortization of
    unearned compensation             --            --                --          88,400                 --          88,400
 Net loss                             --            --                --              --        (10,803,500)    (10,803,500)
 ---------------------------------------------------------------------------------------------------------------------------
 Balance,
    December 31, 1998         13,499,500        13,500        13,548,200        (517,700)       (13,403,300)       (359,300)
 Stock issued for cash         1,616,000         1,600         1,076,400              --                 --       1,078,000
 Stock issued upon
    exercise of warrants         279,100           300           280,800              --                 --         281,100
Stock issued for goods
    and services               1,715,100         1,700         1,033,200              --                 --       1,034,900
 Stock issued
    as compensation              756,000           800           243,400        (104,500)                --         139,700
 Options and warrants
    issued as compensation            --            --            24,400          10,700                 --          35,100
 Amortization of
    unearned compensation             --            --                --         611,500                 --         611,500
 Net loss                             --            --                --              --         (4,937,100)     (4,937,100)
 ---------------------------------------------------------------------------------------------------------------------------
 Balance,
    December 31, 1999         17,865,700     $  17,900    $   16,206,400   $          --    $   (18,340,400)  $  (2,116,100)
 ===========================================================================================================================

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            MCHENRY METALS GOLF CORP.
                            STATEMENTS OF CASH FLOWS

                                                                         Year Ended December 31,
                                                                 -----------------------------------------
                                                                        1999                 1998
----------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss                                                           $     (4,937,100)    $    (10,803,500)

Adjustments to reconcile net loss to
 cash used in operating activities:
    Stock issued as compensation                                            139,700            1,377,300
    Warrants issued as compensation                                         (86,900)             709,900
    Amortization of unearned compensation                                   611,500               88,400
    Deferred costs on unrecognized sales                                    257,000             (298,600)
    Provision for inventory obsolescence                                   (408,200)             502,900
    Depreciation and amortization                                           244,600              191,800
Changes in operating assets and liabilities:

    Inventories                                                           1,865,300           (2,305,300)
    Other current assets                                                     97,600              (47,000)
    Other non-current assets                                                     --              (17,500)
    Accounts payable and accrued liabilities                                585,300            2,229,200
    Accrued compensation                                                     (4,300)             144,600
----------------------------------------------------------------------------------------------------------
Cash used in operating activities                                        (1,635,500)          (8,227,800)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment and leasehold improvements                       (36,900)            (172,000)
----------------------------------------------------------------------------------------------------------
Cash used in investing activities                                           (36,900)            (172,000)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) under line of credit                       (358,300)             900,000
    Proceeds from note payable                                                   --              279,000
    Principal payments on leases payable                                    (24,900)             (14,800)
    Net proceeds from sale of common stock                                1,481,100            6,909,600
----------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                     1,097,900            8,073,800
----------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH                                                       (574,500)            (326,000)
CASH AT BEGINNING OF PERIOD                                                 595,100              921,100
----------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                              $         20,600     $        595,100
==========================================================================================================

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            MCHENRY METALS GOLF CORP.
                          NOTES TO FINANCIAL STATEMENTS

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

On December 31, 1998, the Company assumed all assets and liabilities of MMI and dissolved MMI. The financial statements for 1998 are consolidated. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION - Due to the Company's limited operating history, management has elected to defer recognition of revenue on product sales until the related accounts receivable have been collected. This basis of revenue recognition is expected to continue until, in the opinion of management, there exists sufficient history of customer payments and returns to provide a reasonable basis to conclude that revenue is earned at the point of shipment.

The revenue that is deferred is equal to the net accounts receivable balance, and is classified as a current liability. The cost of the deferred revenues make up the balance of deferred costs on unrecognized sales, which are classified as current assets.

INVENTORIES - Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market (net realizable value). The industry in which the Company operates is characterized by intense competition and rapid technological changes. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventory would be less than the amounts reflected in the accompanying balance sheet. See Note 11 for additional inventory net realizable value and concentration of risk considerations.

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

INTANGIBLE ASSETS - Intangible assets are included in other non-current assets in the accompanying balance sheet and were comprised of trademarks and patents as of December 31, 1998. As of December 31, 1999, the Company determined that it would be unable to obtain a patent for the products for which applications had been filed. Thus, the unamortized balance of $15,600 was written-off in 1999. The amortization of such amounts is computed using the straight-line method over an estimated useful life of 17 years.

INCOME TAXES - The Company and its subsidiary filed consolidated returns through December 31, 1998 (see Note 7) for U.S. federal income tax purposes and combined returns for California income tax purposes.

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

ADVERTISING COSTS - The Company expenses advertising costs when incurred. Trade and consumer ad space and event sponsorships was approximately $1,892,500 and $3,133,000 for 1999 and 1998, respectively.

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

CONCENTRATIONS OF CREDIT RISK - The Company operates in one reportable business segment with a single product line within that segment. The Company sells a significant percentage of its products to golf pro shops and golf equipment dealers, but also sells products to a select number of golf and specialty catalogs as well as direct to customers through an infomercial and the internet, resulting in concentrated credit risk with respect to the Company's accounts receivable. The Company performs ongoing credit evaluations of its customers but does not require collateral for credit purchases. The Company maintains allowances for potential credit losses, and such losses have been within management's expectations. During 1999 and 1998, the Company did not have any customers accounting for 10% or more of total sales.

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

The following table illustrates the computation of basic and diluted loss per share:

                                                                        Year ended December 31,
                                                           --------------------------------------------------
                                                                     1999                     1998
                                                           --------------------------------------------------
NUMERATOR:

      Net loss available for common stockholders              $      (4,937,100)       $     (10,803,500)
                                                           ==================================================
DENOMINATOR:

Weighted average number of common shares outstanding
   during the period                                                 16,075,900               10,896,700
                                                           ==================================================
Basic and diluted loss per share                             $             (0.31)      $            (.99)
                                                           ==================================================

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. A number of factors, including the Company's history of significant losses, negative working capital, its accumulated deficit and the need to restructure debt which is currently in default raise substantial doubts about the Company's ability to continue as a going concern. As of December 31, 1999, the Company has an accumulated deficit of $18,340,400 and a working capital deficiency of $2,355,600. The Company is currently in default under the terms of its revolving line of credit with a bank. The Company does not possess sufficient cash resources to repay this obligation and the Company would be unable to repay this loan in the event that such demand was made by the Company's creditor (see Note 5). These factors raise substantial doubt about the ability of the Company to continue as a going concern.

In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through additional sales of its equity securities pursuant to the exercise of outstanding warrants or otherwise. Management plans to utilize additional capital for the implementation of its marketing and distribution strategy which includes direct response television advertising and the internet. Management has also updated its sales programs and policies relative to retail golf stores and on-course golf shops. The Company now receives payment in advance on any orders less than 6 units and provides payment terms only to accounts which have established a history of prompt payments or have demonstrated strong financial resources. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3  -  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

       Accounts receivable consist of:
          Trade receivables.........................................................    $       814,500
          Allowance for doubtful accounts...........................................           (761,300)
                                                                                        -------------------
                                                                                        $        53,200
                                                                                        ===================

       Inventories consist of:
          Raw materials.............................................................    $       107,100
          Finished goods............................................................            442,700
                                                                                        -------------------
                                                                                        $       549,800
                                                                                        ===================

       Other current assets consist of:

          Golf bags, caps and shirts (as promotional product).......................    $        53,100
          Prepaid insurance.........................................................              4,700
          Other.....................................................................              2,100
                                                                                        -------------------
                                                                                        $        59,900
                                                                                        ===================

       Equipment and leasehold improvements consist of:

          Machinery, equipment and tooling..........................................    $       289,600
          Office equipment and furniture............................................            117,600
          Computer equipment and software...........................................            129,200
          Show booth................................................................             81,500
          Leasehold improvements....................................................             36,500
          Vehicle...................................................................             15,500
                                                                                        -------------------
                                                                                                669,900

       Accumulated depreciation and amortization....................................           (445,800)
                                                                                        -------------------
                                                                                        $       224,100
                                                                                        ===================


NOTE 4  -  OTHER EXPENSE - WRITE-DOWN OF ASSET

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

In December 1998, the supplier advised the Company that it would be unable to make the necessary acquisitions of equipment and tooling due to financial difficulties experienced by the supplier. As a result of the uncertainty of the value of this investment, the Company has fully-reserved the value of its common stock given to the supplier and charged that amount to "other expense" in 1998.

NOTE 5  -  LINE OF CREDIT

The Company has a $665,000 line of credit agreement with a bank bearing interest at the bank's prime rate plus 7% (total of 15.5% at December 31, 1999). The line of credit is secured by accounts receivable and was due on July 15, 1999. As of December 31, 1999, the Company was not in compliance with most of its loan covenants of the line of credit agreement.

On February 14, 2000, the bank formally demanded payment, however, since that time, discussions have continued regarding a forbearance agreement and an extension in connection with an agreed-upon payment schedule. A term sheet has been negotiated between the bank and the Company and as of April 11, 2000, the Company is finalizing a forbearance agreement with the bank.

NOTE 6  -  COMMITMENTS AND CONTINGENCIES

LEASES

Following is a schedule of estimated future minimum lease payments under capital lease agreements:

        YEAR ENDED
        DECEMBER 31,                                                          AMOUNT
        -------------------------------------------------------------------------------
        2000                                                                $   28,500
        2001                                                                    11,600
        2002                                                                       700
        2003                                                                        --
        -------------------------------------------------------------------------------
        Total minimum lease payments                                            40,800
        Amount representing interest                                            (4,500)
        -------------------------------------------------------------------------------
        Present value of net minimum lease payments                             36,300
        Current portion                                                        (24,800)
        -------------------------------------------------------------------------------
        Long-term portion                                                   $   11,500
        ===============================================================================

Certain equipment and vehicle leases are classified as capital leases for financial reporting purposes. These capital leases are payable in monthly installments of approximately $2,600 with interest rates from 14.6% to 14.9%. The leases are secured by the related leased equipment and vehicle.

At December 31, 1999, $78,600 of such leased equipment and vehicle are included in equipment and leasehold improvements. Amortization expense related to assets under capital leases was approximately $17,800 and $14,800 in 1999 and 1998, respectively.

The Company was also committed under noncancelable operating agreements for the lease of office space during 1999 and 1998. Rent expense for 1999 and 1998 was approximately $72,600 and $72,800, respectively (see Note 11).

AGREEMENTS

Certain of the Company's warrant holders have been granted certain registration rights; the costs of any such offering, exclusive of any underwriting discount, would be borne by the Company.

The Company has entered into endorsement agreements with touring golf professionals ("Golf Pros") for periods extending through December 31, 1999. Under these contracts, the Company is required to make payments which include a base retainer which totaled approximately $467,000 and $483,000 during 1999 and 1998, respectively. In some cases, the base retainer was paid in the form of restricted common stock of the Company. A total of 92,000 shares were issued during 1998, under such contracts with a total value of $384,000. Of these amounts, $137,300 and $246,700 is included in selling expenses in the accompanying statement of operations for 1999 and 1998, respectively. Bonuses are also available based on the Golf Pro's winning tournaments and their final placement on the final "PGA Money List." Bonus payments totaled approximately $88,000 and $75,000 in 1999 and 1998, respectively. In addition, the Company also paid $38,000 for a "player pool" as of December 31, 1999. Subsequent to December 31, 1999, the Company entered into additional contracts which required the Company to make additional base retainer payments in the form of restricted shares of common stock totaling 375,000 shares with a total value of $201,700.

The Company is in default under a contract with a company, whose executive vice president was also a board member of the Company (until September 1999), that required the Company to purchase golf club heads with a total purchase price of approximately $1,410,000 no later than June 30, 1999. As of March 31, 2000, the Company's remaining obligation totaled approximately $675,000 (see Note 11).

The Company has outstanding purchase orders with another supplier of golf club heads that it is unable to take delivery on which total approximately $215,000 as of March 31, 2000.

On April 1, 1997, the Company entered into an employment agreement with Mr. Gary Adams, Chairman and CEO, which terminated upon the death of Mr. Adams on January 2, 2000. Mr. Adams was required to devote his full-time business efforts to the Company for which he was paid an annual salary, initially at a rate of $120,000 per year, which was later increased to $150,000 per year and was eliminated as of May 31, 1999. In addition, Mr. Adams was to be paid a royalty upon the sale or license of "metal woods" designed by him at the rate of $1.00 per club for the first 500,000 clubs; at $.50 per club for the next 500,000 clubs; and $.25 per club for all sales in excess of 1,000,000 clubs. During 1998, the Company paid a royalty advance to Mr. Adams in the amount of $59,900. Of this amount, $9,200 was earned during the year ended December 31, 1999 and $23,400 had been earned as of December 31, 1998. These amounts are included in cost of goods sold for the respective fiscal years. The balance of $27,300 has been written-off to bad debt expense in the accompanying balance sheet as of December 31, 1999, due to the Company's concern over collection of the balance due from Mr. Adams' estate.

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

A reconciliation of the provision for income taxes to the amount computed by applying the statutory Federal income tax rate to income before income taxes follows:

                                                                                       Year ended December 31,
                                                                         ---------------------------------------------------
                                                                                   1999                      1998
                                                                         ---------------------------------------------------
         Amounts computed at Federal statutory rate.....................    $     (1,777,200)          $     (3,673,000)
         State income taxes.............................................                 800                      1,600
         Non-deductible expenses........................................              15,500                    583,000
         Losses for which no current benefits are available.............           1,761,700                  3,090,000
                                                                         ---------------------------------------------------

         Provision for income taxes.....................................    $            800           $          1,600
                                                                         ===================================================

The components of deferred income taxes:

                                                                                DECEMBER 31, 1999
                                                                             ------------------------
        Deferred tax assets:
        Net operating loss carryforwards.................................        $     5,077,700
        Accrued liabilities and reserves.................................                 12,300
        Deferred income..................................................                 18,100
                                                                             ------------------------
                                                                                       5,108,100

        Deferred tax liabilities:
        Book and tax depreciation differences............................                (22,500)
                                                                             ------------------------
                                                                                       5,085,600

        Valuation allowance..............................................             (5,085,600)
                                                                             ------------------------

        Deferred taxes...................................................        $         --
                                                                             ========================

At December 31, 1999, a 100% valuation allowance has been provided on the total deferred income tax assets as they are not more likely than not to be realized.

The Company has not recorded provisions for Federal income taxes in 1999 and 1998. At December 31, 1999, the Company had net operating loss carryforwards of approximately $13,705,000 for Federal tax reporting purposes and approximately $7,944,000 for California tax purposes. The net operating loss carryforwards for tax purposes expire between 2000 and 2019.

As a result of the significant equity transactions in 1997 and 1998, the Company could have experienced a more than 50% ownership change for Federal income tax purposes. As a result, an annual limitation could be placed upon the Company's ability to realize the benefit of its net operating loss carryforwards. The amount of this limitation has not been definitively determined at this time.

NOTE 8  -  STOCKHOLDERS' EQUITY

The Company issued 422,700 shares of common stock for the purchase of furniture and as compensation during 1997. These shares were valued at $288,900. Of this amount, $88,400 was deferred and included in unearned compensation (a reduction of stockholders' equity) as of December 31, 1997. The amount deferred as December 31, 1997 was charged against income as compensation expense during 1998.

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

During 1998, the Company issued 117,500 "series WO" (holder incurs cost associated with subsequent registration) unregistered common stock purchase warrants and 254,213 "series W" (Company incurs cost associated with subsequent registration) unregistered common stock purchase warrants to suppliers and board members in lieu of cash payments for services. Each warrant entitles the holder to purchase, for a period of three to five years after the date of issuance, one share of common stock at a price equal to the fair market value of the Company's common stock on the date the warrant was issued with exercise prices ranging from $.75 to $4.13 per share. Warrants issued in lieu of cash payments for services were valued at $720,600, determined in accordance with SFAS No. 123 (see Note 9). Of this amount $340,200 was expensed in 1998 and $190,200 was expensed in 1999. The balance of $190,200 will not be charged to expense because the underlying warrant was forfeited when the board member resigned prior to the warrant vesting.

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

During 1999, the Company issued 1,616,000 shares of the Company's unregistered common stock to qualified investors for approximately $1,200,000. The Company also issued 1,715,100 shares of the Company's unregistered common stock to qualified investors in exchange for goods and services provided to the Company which were valued at $1,034,900. Certain holders of unregistered warrants elected to convert their warrants into 275,000 shares of Company's unregistered common stock. Each of these warrants were convertible at $1.00 per share (proceeds to the Company totaled $275,000). Holders of registered "Shop/Pro" warrants received 4,125 shares of the Company's registered common stock upon the conversion of their warrants. Each of these warrants were convertible at $1.48 per share, resulting in proceeds to the Company of $6,100. The Company also issued 756,000 shares of the Company's unregistered common stock to employees in exchange for services rendered, which were valued at $244,200.

Pursuant to state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from paying dividends to its stockholders a result of its accumulated deficit as of December 31, 1999.

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

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if such compensation cost for the Company's stock option and issuance plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively: 0% and 0% dividend yield; expected volatility of 106% to 111% and 28% to 123%, risk free interest rates of 4.91% to 5.84% and 4.10% to 5.64%; and expected lives of 5 years and 2 to 5 years (determined on an option-by-option basis).

Under the accounting provisions of SFAS 123, the Company's net loss per share would have been increased to the pro forma amounts indicated below:

                                                                              1999                 1998
                                                                       -------------------  -------------------
          NET LOSS:

              As reported ............................................   $    (4,937,100)     $   (10,803,500)
                                                                       ===================  ===================

              Pro forma ..............................................   $    (5,109,600)     $   (11,152,000)
                                                                       ===================  ===================

          BASIC AND DILUTED EPS:

              As reported ............................................   $       (0.31)       $        (.99)
                                                                       ===================  ===================

              Pro forma ..............................................   $       (0.32)       $       (1.02)
                                                                       ===================  ===================

A summary of the status of the Company's stock option plan as of December 31, 1999 and 1998, and changes during the periods ending on those dates is presented below:

                                                               1999                                    1998
                                               -------------------------------------- ---------------------------------------
                                                                   WEIGHTED-AVG.                           Weighted-Avg.
                                                    SHARES         EXERCISE PRICE          Shares         Exercise Price
                                               --------------------------------------  --------------------------------------
Outstanding at beginning of period...........        2,195,000      $        0.72            1,250,000     $        1.09
Granted......................................           20,000      $        1.41            1,920,000     $        1.50
Cancelled....................................         (470,000)     $        1.02             (975,000)    $        2.74
                                               -----------------                       ----------------
Outstanding at end of period.................        1,745,000      $        0.83            2,195,000     $        0.72
                                               =================                       ================
Options exercisable at end of period.........        1,520,000      $        0.80            1,395,000     $        0.86
                                               =================                       ================
Weighted-average fair value of
   options granted during the period.........                       $        1.06                          $       $1.16

The following table summarizes information about stock options outstanding at December 31, 1999:

                                            Options Outstanding                            Options Exercisable
                               Number        Weighted-Average                   e        Number          Weighted-
                           Outstanding at        Remaining       Weighted-Average    Exercisable at       Average
         Prices               12/31/99       Contractual Life     Exercise Price        12/31/99      Exercise Price
----------------------------------------------------------------------------------  ----------------------------------
         $ 0.50                   600,000           0.2 years          $  0.50             600,000       $    0.50
         $ 1.00                 1,145,000           3.9                   1.00             920,000            1.00
                          --------------------------------------------------------  ----------------------------------
  $ 0.50  to  $ 1.00            1,745,000           2.6 years          $  0.83           1,520,000       $    0.80
                          ========================================================  ==================================

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

                                                                   1999                                  1998
                                                   -------------------------------------  -----------------------------------
                                                                      WEIGHTED-AVG.                        Weighted-Avg.
                                                       SHARES         EXERCISE PRICE         Shares        Exercise Price
                                                   -------------------------------------  -----------------------------------
Outstanding at beginning of period...............      2,872,700         $    1.78               35,000       $    3.66
Granted..........................................        220,000         $    0.76            2,837,700       $    1.76
Exercised........................................       (279,100)        $    1.01                --               --
Cancelled........................................       (300,000)        $    1.00                --               --
                                                   ----------------                       --------------
Outstanding at end of period.....................      2,513,600         $    1.87            2,872,700       $    1.78
                                                   ================                       ==============
Warrants exercisable at end of period............      2,513,600         $    1.87            2,597,700       $    1.86
                                                   ================                       ==============

The following table summarizes information about common stock purchase warrants outstanding at December 31, 1999.

                                             Warrants Outstanding                           Warrants Exercisable
                            --------------------------------------------------------  ----------------------------------
                                 Number        Weighted-Average                            Number         Weighted-
                             Outstanding at       Remaining       Weighted-Average     Exercisable at      Average
          Prices                12/31/99       Contractual Life    Exercise Price         12/31/99      Exercise Price
------------------------------------------------------------------------------------  ----------------------------------
  $ 0.40    to  $  1.00             921,400           2.2 years         $  0.92               921,400      $    0.92
  $ 1.38    to  $  2.50           1,223,900           1.9                  1.68             1,223,900           1.68
  $ 4.13    to  $  5.00             368,300           1.2                  4.88               368,300           4.88
                            --------------------------------------------------------  ----------------------------------
  $ 0.40    to  $  5.00           2,513,600           1.9 years         $  1.87             2,513,600      $    1.87
                            ========================================================  ==================================

Holders of warrants convertible into 279,100 shares exercised their warrants during 1999 providing proceeds to the Company totaling $281,100.

NOTE 10  -  SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

Cash paid for interest during 1999 and 1998 totaled $115,200 and $35,800 respectively and cash paid for income taxes was $800 in 1999 and 1998. In 1998, the Company entered into capital lease obligations to acquire equipment and a vehicle totaling $26,800. In 1998, the Company converted $279,000 of debt owed to a related party for shares of common stock and warrants to purchase the Company's common stock (Note 8).

NOTE 11  -  RELATED PARTY TRANSACTIONS

In November 1998, the Company was advised by its principal supplier of club heads that, due to changes in the golf industry, the supplier had decided to cease production of golf club heads. As of December 9, 1998, the Company owed this supplier $556,300 for golf club heads which had been received and had open purchase orders for golf club heads with a value of approximately $2,350,000. The Company was able to negotiate a one-time buy-out of the balance owing to the supplier plus the open purchase orders for $1,090,000 as of December 11, 1998. This transaction represented a discount of 62% from the total commitment to the original vendor of $2,906,300.

As the Company did not have the financial resources to complete the buy-out discussed above, the Company entered into an agreement with a company, whose Executive Vice President is a Director of the Company, to purchase the golf club heads that the Company purchased, but had not yet paid for, from the supplier, plus the remaining golf club heads on open purchase orders as they are completed by the supplier. Pursuant to the agreement, the Company purchases golf club heads on a COD basis, as-needed from the related party. In exchange for financing the purchase of these golf club heads, the Company pays a 20% mark-up over cost. The total purchase price of these golf club heads at December 31, 1998 was approximately $1,410,000 and was to have been paid no later than June 30, 1999. Additionally, the agreement with the related party required the Company to purchase a certain minimum number of golf club heads each month from January through June 1999. Since the Company failed to complete the buy-out by June 30, 1999, the related party is under no obligation to sell the remaining golf club heads to the Company and has the right to sell the heads or may complete them into finished clubs, and sell them whomever they choose. In September 1999, the Director resigned his position with the Company.

As of March 31, 2000, the former related party has not sold any of the club heads to anyone other than the Company. The Company is currently attempting to negotiate a revised delivery schedule with the former related party that would result in the Company purchasing the remaining finished club heads for approximately $675,000 between April and June, 2000. There is no assurance, however, that the Company will be successful in its negotiations, which could result in the Company's clubs being sold by the former related party at a substantial discount over the Company's current market price.

The former Senior Vice President of Marketing and current Director of the Company was the owner of the media (print & television) agency used by the Company in 1998. The suppliers of this media discounted their billings to the agency by 15%, as is standard in the industry. The Company then paid the agency the net amount plus 3%. The total amount paid to the agency in 1998 for media time and commissions was approximately $391,300.

The Company rented office space in McHenry, Illinois from a Director of the Company, subject to a lease agreement which expired on December 31, 1998. Total rent and related expenditures paid were approximately $15,600 during 1998.

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

Subsequent to year end, the Company had the following equity transactions:

On January 5, 2000, the Stock Option Committee of the Company cancelled Incentive Stock Options for two Named Executive Officers totaling 550,000 shares exercisable at $1.00 per share which were due to expire in November, 2003. Of the 550,000 shares, 225,000 shares were unvested on January 5, 2000. In exchange, these two Named Executive Officers were granted Incentive Stock Options totaling 975,000 shares which are exercisable at $0.20 per share, were fully-vested on January 5, 2000 and expire in January, 2005.

On January 5, 2000, the Stock Option Committee of the Company cancelled the following Non-Statutory Stock Options for three Board Members totaling 595,000 shares exercisable at $1.00 per share which were due to expire in November, 2003. All 595,000 shares were vested on January 5, 2000. In exchange, these three Board Members were granted Non-Statutory Stock Options totaling 695,000 shares which are exercisable in a range of $0.20 to $0.50 per share, were fully-vested on January 5, 2000 and expire from January, 2002 through January, 2005.

On January 5, 2000, the Stock Option Committee of the Company also cancelled a Non-Statutory Stock Option originally granted to Mr. Gary V. Adams (which was held by his estate after his death on January 2, 2000) for 600,000 shares exercisable at$0.50 per share which expired on March 31, 2000. In exchange, the estate of Mr. Adams was granted a Non-Statutory Stock Option for 600,000 shares which is exercisable at $0.50 per share, were fully-vested on January 5, 2000 and expire on January 5, 2001.

A Board Member converted $187,500 owing to him at December 31, 1999 into 562,500 shares of restricted common stock on April 7, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Prior to November 23, 1999, McHenry Metals Golf Corp.'s ("the Company") independent accountants were BDO Seidman, LLP ("BDO"). BDO had audited the Company's financial statements as of December 31, 1998 and for the year then ended. By letter dated November 23, 1999 BDO notified the Company that the client-auditor relationship between the Company and BDO had ceased. Prior to terminating the client-auditor relationship, BDO delivered to the Company its Report of Independent Certified Public Accountants dated March 19, 1999, except as to the second paragraph of Note 5, which was as of March 31, 1999, on the Company's consolidated financial statements for the year ended December 31, 1998. This report was modified as to the company's ability to continue as a going concern due to net losses suffered, working capital deficiencies, accumulated deficit and the default with regard to its line of credit agreement.

In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 1998, and during the subsequent unaudited interim period since December 31, 1998 through November 23, 1999, there were no disagreements with BDO on matters as to accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of BDO would have caused BDO to made reference to the matter in their report.

On December 1, 1999, the Company appointed Clumeck, Stern, Phillips & Schenkelberg ("CSPS") as its independent accounting firm. Prior to the appointment of CSPS, the Company did not consult with CSPS regarding either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant's financial statements.

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

Name of Director, Officer
or Significant Employee               Age     Served Since    Positions and Offices Held With The Company
-------------------------------------------------------------------------------------------------------------------------------
Gary V. Adams(1)...................   --        Apr. 1997     Chairman of the Board and Chief Executive Officer
Theodore Aroney(1)(3)..............    60       Apr. 1997     Acting Chairman of the Board and Secretary
Mark Bergendahl(2)(3)..............    39       Apr. 1997     Director
Henry J. Fleming, Jr.(2)...........    56       Apr. 1997     Director
Sal Lupo...........................    66       Apr. 1997     Director
Bradley J. Wilhite(1)..............    35       May 1997      President, Acting Chief Executive Officer and Director
Gary L. Moles......................    47       Apr. 1997     Chief Operating Officer

(1)      Member of the Executive Committee
(2)      Member of the Audit Committee
(3)      Member of the Compensation/Stock Option Plan Committee

Except for Messrs. Adams, Aroney, Bergendahl, Fleming and Lupo, each of these individuals devoted full time to the Company as employees during 1999. In January, 2000, Mr. Adams, the founder of the Company passed away. There are no family relationships among executive officers or directors of the Company. A brief description of these individuals and their background and business experience follows:

GARY V. ADAMS - Mr. Adams passed away on January 2, 2000. Mr. Adams established the Company in early 1997. Previously, Mr. Adams was President and CEO of Founders Club Golf Company (1989 - 1994) which he established in 1989. As chairman of Taylor Made Golf Co. (1979 - 1989), which he founded in 1979, he became known as the "Father of the Metal Wood." During his accomplished career over the past three decades, Mr. Adams received numerous awards for his industry-leading innovations. Most notably, he received the PGA of America's highest honor, the Ernie Sabayrac Award, for lifetime contributions to the industry. The elite class of recipients recognized with this award includes Karsten Solheim, founder of Karsten Manufacturing and PING golf clubs, and Ely Callaway, founder and chairman of Callaway Golf. Mr. Adams was also elected to the Illinois PGA Hall of Fame in 1994, and was named "Man of the Year" by the National Golf Association in 1994, and "Golf Innovator of the Decade" by the International Network of Golf in 1995.

THEODORE ARONEY. Mr. Aroney and the Company's founder, the late Gary V. Adams, established McHenry Metals in early 1997. Aroney was also a founding director and private investor in Odyssey Golf, a golf equipment company which was started in the early 1990s, developed an innovative putter which became #1 in the world, and was later sold to Callaway Golf for $130 million. Aroney is currently the owner of Halo Farms Breeding and Racing Operation for thoroughbred horses, an operation he has been associated with since 1970. Aroney is a private investor and consultant with experience in many other businesses.

MARK A. BERGENDAHL. Mr. Bergendahl is a founding board member and private investor in McHenry Metals. Bergendahl was also a director and private investor in Odyssey Golf, a golf equipment company which was started in the early 1990s, developed an innovative putter which became #1 in the world, and was later sold to Callaway Golf for $130 million. Bergendahl is currently the president of Redfield Taylor & Associates, Inc, an investment firm that focuses on emerging growth companies. He is also president of Jacobson, Larson Management, Inc., and managing partner of Edie-Wig-BB, a California limited partnership. Since 1986, he has held various posts including director of marketing, corporate managing director, and president of Gloria Marshall Figure Salons of Australia, Pty, Ltd., one of Australia's leading weight loss companies. Bergendahl is a graduate of the Entrepreneurship Program at the University of Southern California.

HENRY J. FLEMING, JR. Mr. Fleming is a founding board member of McHenry Metals and the former treasurer of Taylor Made Golf Company, a position he held during the company's formative years. Mr. Fleming is currently the president of Fleming and Company, Certified Public Accountants. Practicing as a certified public accountant since 1973, Fleming has had extensive experience working with private industry. He has also been involved with Allison America, a manufacturer of tanning beds, Ex-Tec Plastics and Advantage Rental, Inc. Fleming serves on the board of directors of Amcore Bank Northwest and with various closely held corporations. Fleming graduated with a bachelor of arts degree in accounting from Lewis College in Lockport, Illinois.

SAL LUPO. Mr. Lupo is a founding board member of McHenry Metals and assisted the late Gary V. Adams with the launch of the McHenry Metals brand in 1997. Lupo also provided marketing planning and execution support for the introduction and development of the Taylor Made Golf Company. In addition to the work with Taylor Made, Lupo and Associates provided strategic planning and marketing development for other golf equipment companies such as Aldila, United Sports Technologies, Wilson, Cleveland Golf, and Tiger Shark. Lupo previously held marketing and management posts at Helene Curtis Industries, including new products manager, corporate director of marketing, and president of the Hair Fashions Division.

BRADLEY J. WILHITE. Mr. Wilhite, the Company's president, has led the growth and development of the Company as the business has emerged from a start-up entity to a fully operational company. Mr. Wilhite's professional career includes strong management, finance, sales, and marketing experience with two of the nation's largest banking organizations - NationsBank (now BankAmerica) (from 1988 to
1994) and First Union Corporation (from 1994 to 1997). During his career in the financial services industry, he served as a corporate banker working with emerging growth companies, managed several lines of business, directed successful product launches and brand development programs, and led merger and acquisition teams. Mr. Wilhite is the son of a PGA golf professional, and he played college golf at Oklahoma State University and Texas Christian University where his teammates included several current PGA Tour players. Mr. Wilhite received a bachelor's degree in business administration and finance from Texas Christian University and a master's degree in business administration and marketing from Wichita State University.

GARY L. MOLES. Mr. Moles, the Company's chief operating officer, managed all product development associated with the TOURPURE line of drivers and fairway metalwoods and was responsible for establishing the Company's operational infrastructure. Moles is a seasoned industry expert with experience in product development, materials sourcing, manufacturing, operations, supplier management, and international business.

He held a variety of operations and management positions with Wilson Sporting Goods from 1973 to 1990. During 1991 to 1992, Moles served as director of purchasing of Sunbeam-Oster Household Products. During 1993 to1995, Moles served as vice president of operations of Founders Club Golf Company. He received a Bachelor of Science Degree in business administration from Tennessee Technological University, in Cookeville, Tennessee.

ITEM 10.      EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table provides certain summary information concerning compensation earned, for services rendered in all capacities to the Company, for the fiscal year ended December 31, 1999 and 1998, by all persons who served as the Company's Chief Executive Officer during 1999. There was only one (1) other executive officer of the Company who earned more than $100,000 in compensation during 1999. These persons are collectively referred to as "Named Executive Officers."

                                                                                   LONG TERM COMPENSATION
                                                          ANNUAL COMPENSATION              AWARDS
                                                       -------------------------- -------------------------------------------
                                                                   OTHER ANNUAL   RESTRICTED
                                                                   COMPEN-          STOCK       SECURITIES   ALL OTHER
                                                          SALARY      SATION       AWARD(S)     UNDERLYING     COMPEN-
NAME AND PRINCIPAL POSITION                      YEAR      ($)          ($)         ($)(5)      OPTIONS(#)    SATION ($)
---------------------------------------------------------------------------------------------------------------------------

Gary V. Adams, Chairman of the Board             1999    $  67,500         --           --             --            --
   and Chief Executive Officer.................. 1998      134,600         --           --             --            --
                                                 1997       95,000         --           --        600,000            --

Bradley J. Wilhite, President, Acting Chief      1999    $ 140,300         --     $   40,000           --            --
   Executive Officer and Director............... 1998       83,700         --          --         325,000(3)         --
                                                 1997       64,200   $  1,200(2)       --         100,000      $  9,800(4)

                                                 1999    $  32,100         --           --         50,000            --
Sal Lupo,(1) Director........................... 1998      105,400         --           --             --            --
                                                 1997       64,200         --           --             --            --

Gary Moles,                                      1999    $  99,800         --     $   30,000           --         --
   Chief Operating Officer...................... 1998       95,800         --          --         225,000         --
                                                 1997       70,800         --          --              --      $ 17,500(6)


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

(5) Indicated below is a list of each Named Executive Officer along with the number and value of restricted stock holdings as of December 31, 1999. The value has been calculated using the closing market price of the Company's unrestricted stock on December 31, 1999:

    (a)  Mr. Adams held 1,259,250 shares with a value of $255,000.

    (b)  Mr. Wilhite held 305,000 shares with a value of $61,900.

    (c)  Mr. Lupo held 358,333 shares with a value of $72,700.

    (d)  Mr. Moles held 250,000 shares with a value of $50,800.

(6) All Other Compensation includes amounts paid to Mr. Moles as a consultant prior to his becoming an employee of the Company.

OPTION GRANTS IN LAST FISCAL YEAR

There were no stock option grants made to the Company's Chief Executive Officer or each of the other Named Executive Officers during the fiscal year ended December 31, 1999. No stock appreciation rights were granted or exercised during such fiscal year.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR END VALUES

No options were exercised by the Company's Chief Executive Officer or the other Named Executive Officers during the fiscal year ended December 31, 1999. The following table sets forth information concerning option holdings for such fiscal year with respect to the Company's Chief Executive Officer and each of the other Named Executive Officers. The fair market value of the Common Stock at fiscal year-end was $0.235 per share, based on the average of the highest bid and lowest ask price as quoted on the OTC Bulletin Board. No stock appreciation rights were exercised or outstanding during such fiscal year.

                                                          NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED                IN-THE-MONEY OPTIONS
                                                     OPTIONS AT FISCAL YEAR END(#)            AT FISCAL YEAR END($)
                                                  --------------------------------------------------------------------------
 NAME                                                EXERCISABLE      UNEXERCISABLE       EXERCISABLE      UNEXERCISABLE
 ---------------------------------------------------------------------------------------------------------------------------

 Gary V. Adams ..................................        600,000                --        $     --          $    --

 Bradley J. Wilhite..............................        212,500           112,500        $     --          $    --

 Sal Lupo........................................         52,667                --        $     --          $    --

 Gary Moles......................................        112,500           112,500        $     --          $    --

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

EMPLOYMENT AGREEMENT WITH GARY V. ADAMS

On April 1, 1997, the Company entered into an employment agreement with Mr. Gary Adams, Chairman and CEO, which terminated upon the death of Mr. Adams on January 2, 2000. Mr. Adams was required to devote his full-time business efforts to the Company for which he was paid an annual salary, initially at a rate of $120,000 per year, which was later increased to $150,000 per year and was eliminated as of May 31, 1999. In addition, Mr. Adams was to be paid a royalty upon the sale or license of "metal woods" designed by him at the rate of $1.00 per club for the first 500,000 clubs; at $.50 per club for the next 500,000 clubs; and $.25 per club for all sales in excess of 1,000,000 clubs. During 1998, the Company paid a royalty advance to Mr. Adams in the amount of $59,900. Of this amount, $9,200 was earned during the year ended December 31, 1999 and $23,400 had been earned as of December 31, 1998. These amounts are included in cost of goods sold for the respective fiscal years. The balance of $27,300 has been written-off to bad debt expense in the accompanying balance sheet as of December 31, 1999, due to the Company's concern over collection of the balance due from Mr. Adams' estate.

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

COMPENSATION COMMITTEE REPORT - SPECIAL OPTION REGRANT PROGRAM

On January 5, 2000, the Stock Option Committee of the Company cancelled Incentive Stock Options for two Named Executive Officers totaling 550,000 shares exercisable at $1.00 per share which were due to expire in November, 2003. Of the 550,000 shares, 225,000 shares were unvested on January 5, 2000. In exchange, these two Named Executive Officers were granted Incentive Stock Options totaling 975,000 shares which are exercisable at $0.20 per share, were fully-vested on January 5, 2000 and expire in January, 2005.

On January 5, 2000, the Stock Option Committee of the Company cancelled the following Non-Statutory Stock Options for three Board Members totaling 595,000 shares exercisable at $1.00 per share which were due to expire in November, 2003. All 595,000 shares were vested on January 5, 2000. In exchange, these three Board Members were granted Non-Statutory Stock Options totaling 695,000 shares which are exercisable in a range of $0.20 to $0.50 per share, were fully-vested on January 5, 2000 and expire from January, 2002 through January, 2005.

On January 5, 2000, the Stock Option Committee of the Company also cancelled a Non-Statutory Stock Option originally granted to Mr. Gary V. Adams (which was held by his estate after his death on January 2, 2000) for 600,000 shares exercisable at$0.50 per share which expired on March 31, 2000. In exchange, the estate of Mr. Adams was granted a Non-Statutory Stock Option for 600,000 shares which is exercisable at $0.50 per share, were fully-vested on January 5, 2000 and expire on January 5, 2001.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to the Company regarding the ownership of the Company's Common Stock as of March 31, 2000 for (i) each Director and nominee who owns Common Stock, (ii) all persons or entities who were known by the Company to be beneficial owners of five percent (5%) or more of the Company's Common Stock, (iii) the Chief Executive Officer and the other executive officers whose compensation for 1999 were each in excess of $100,000 and (iv) all executive officers and Directors of the Company as a group.

                                                            NUMBER OF SHARES                  PERCENT OF TOTAL SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER                      BENEFICIALLY OWNED(1)           OUTSTANDING BENEFICIALLY OWNED
------------------------------------                      ------------------              ------------------------------
Estate of Gary V. Adams (2)
2532 La Costa Avenue
Carlsbad, California 92008.........................             1,859,250                              9.7%

Theodore Aroney (3)
7220 Arenal Lane
Carlsbad, California 92009 ........................             2,205,000                              11.6%

Mark Bergendahl (4)
3505 Cadillac Avenue, #O-208A
Costa Mesa, California 92626.......................               699,500                               3.7%

Henry J. Fleming, Jr. (5)
1322 Surrey Court
Alonquin, Illinois 60102 ..........................               295,000                               1.6%

Sal Lupo (6)
41 Antigua
Dana Point, California 92629.......................               408,333                               2.2%

Bradley J. Wilhite (7)
1736 Woodbine Place
Oceanside, California 92054 .......................               905,000                               4.7%

Gary Moles (8)
31718 Corte Rosario
Temecula, California 92592 ........................               625,000                               3.3%

ALL DIRECTORS AND EXECUTIVE OFFICERS
AS A GROUP (7 PERSONS).............................             6,997,083                              33.1%

Sidney Craig
11355 N. Torrey Pines
La Jolla, California 92037  .......................             1,300,000                               7.0%
-----------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentage beneficially owned is based on a total of 18,616,100 shares of Common Stock issued and outstanding as of March 31, 2000. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2000 are deemed outstanding for computing the percentage of the person holding such options or warrants but are not outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2) Includes 600,000 shares not presently outstanding, which the Estate of Gary V. Adams (former Chairman of the Board and Chief Executive Officer passed away January 2, 2000) has the right to acquire through the exercise of outstanding options and are exercisable at $.50 per share for one year from the date of Mr. Adams' passing.

(3) Includes 350,000 shares not presently outstanding, which Mr. Theodore Aroney (Acting Chairman) has the right to acquire as follows: 150,000 shares through the exercise of outstanding options at $0.22 per share through January 5, 2005; and 200,000 shares through the exercise of outstanding warrants at $1.00 per share through November 19, 2001.

(4) Includes 154,000 shares not presently outstanding which Mr. Mark Bergendahl (Director) has the right to acquire as follows: 150,000 shares through the exercise of outstanding options at $0.20 per share through January 5, 205; and 4,000 shares through the exercise of outstanding warrants at $5.00 per share through March 16, 2001.

(5) Includes 295,000 shares not presently outstanding, which Henry J. Fleming, Jr. (Director) has the right to acquire through the exercise of outstanding options at $0.50 per share through January 5, 2002.

(6) Includes 50,000 shares not presently outstanding, which Sal Lupo (Director) has the right to acquire through the exercise of outstanding warrants at $1.38 per share through March 31, 2004.

(7) Includes 600,000 shares not presently outstanding, which Mr. Bradley J. Wilhite (President, Acting Chief Executive Officer and Director) has the right to acquire through the exercise of outstanding options at $0.20 per share through January 5, 2005.

(8) Includes 375,000 shares not presently outstanding, which Mr. Gary Moles (Chief Operating Officer) has the right to acquire through the exercise of outstanding options at $0.20 per share through January 5, 2005.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 1998, the Company was advised by its principal supplier of club heads that, due to changes in the golf industry, the supplier had decided to cease production of golf club heads. As of December 9, 1998, the Company owed this supplier $556,300 for golf club heads which had been received and had open purchase orders for golf club heads with a value of approximately $2,350,000. The Company was able to negotiate a one-time buy-out of the balance owing to the supplier plus the open purchase orders for $1,090,000 as of December 11, 1998. This transaction represented a discount of 62% from the total commitment to the original vendor of $2,906,300.

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

As of March 31, 2000, Bignell-Ward-Bignell has not sold any of the club heads to anyone other than the Company. The Company is currently attempting to negotiate a revised delivery schedule that would result in the Company purchasing the remaining finished club heads for approximately $675,000 between April and June, 2000. There is no assurance, however, that the Company will be successful in its negotiations, which could result in the Company's clubs being sold by Bignell-Ward-Bignell at a substantial discount over the Company's current market price.

Sal Lupo, former Senior Vice President of Marketing and Director of the Company was the owner of the media (print & television) agency used by the Company in 1998. The suppliers of this media discounted their billings to the agency by 15%, as is standard in the industry. The Company then paid the agency the net amount plus 3%. The total amount paid to the agency in 1998 for media and commissions was approximately $391,300.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS

The following exhibits are referenced or included in this report:

        EXHIBIT         DESCRIPTION

           2.1*         Agreement & Plan of Reorganization
           3.1*         Articles of Incorporation
           3.2*         Articles of Amendment
           3.3*         Articles of Amendment
           3.4*         By-Laws
           4.1*         Common Stock Specimen Certificate
           4.2*         Form of Warrant Agreement
           4.3*         Form of Warrant Certificate
           5.1*         Opinion of Counsel
          10.1*         Lease Agreement - Carlsbad, CA
          10.2*         Lease Agreement - McHenry, IL
          10.3*         Stock Option Plan
          10.4*         Employment Agreement - Gary Adams
          10.5*         Employment Agreement - Bradley Wilhite
          10.6*         Employment Agreement - Mario Cesario
          10.7*         Employment Agreement - Thomas Grimley
          10.8*         Employment Agreement - Eddie Langert
          16.1*         Letter from Clumeck, Stern, Phillips & Schenkelberg
                            on change in certifying accountant
          16-1*         Letter from BDO Seidman, LLP on change in certifying
                            accountant
          24.1*         Power of Attorney (see page 45)
          27.1*         Financial Data Schedule - 1999
---------------------
*        Exhibits previously filed.

(B)      REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the fourth quarter of 1999 and the first quarter of 2000:

   o On December 2, 1999, the Company filed a Current Report on Form 8-K reporting that, effective November 23, 1999, BDO Seidman, LLP resigned as the independent accountants and that the Board of Directors appointed Clumeck, Stern, Phillips & Schenkelberg and the Company's independent auditors effective December 1, 1999.

   o On December 29, 1999, the Company filed a Current Report on Form 8-K to submit a copy of the letter of agreement with Form 8-K filed with the Commission on December 2, 1999 from BDO Seidman, LLP.

   o On December 30, 1999, the Company filed a Current Report on Form 8-K to submit a copy of the letter of agreement with Form 8-K filed with the Commission on December 2, 1999 from BDO Seidman, LLP.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MCHENRY METALS GOLF CORP.


Date:    April 12, 2000             By:    /S/ BRADLEY J. WILHITE
                                        ---------------------------------------
                                           Bradley J. Wilhite
                                           President, Acting Chief Executive
                                           Officer, Director

Date:    April 12, 2000             By:    /S/ THEODORE ARONEY
                                        --------------------------------------
                                           Theodore Aroney
                                           Vice President of Finance