Form 10QSB
period 2000-03-31
MCHENRY METALS GOLF CORP /CA
filed 2000-05-22
CIK 1046472

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 ----------------------------------------------
                                   FORM 10-QSB

       [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended         MARCH 31, 2000
                                                   ---------------------

       [ ] Transition report under Section 13 or 15(d) of the Exchange Act of 1934

                For the transition period from ________ to __________


Commission file number:            333-53757
                        -------------------------------


                            MCHENRY METALS GOLF CORP.
       ------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              NEVADA                                         87-0429261
----------------------------------                    ----------------------
  (State or Other Jurisdiction of                          (IRS Employer
  Incorporation or Organization)                         Identification No.)


               1945 CAMINO VIDA ROBLE, SUITE J, CARLSBAD, CA 92008
               ---------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (760) 929-0015
              -----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X       No
      ------         ------

On May 19, 2000, 19,248,400 shares of the Registrant's Common Stock, par value of $0.001, were outstanding.


INDEX                                                                                        PAGE NO.
PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements:

                 Condensed Consolidated Balance Sheet ......................................        3

                 Condensed Consolidated Statements of Operations ...........................        4

                 Condensed Consolidated Statements of Cash Flows ...........................        5

                 Notes to Condensed Consolidated Financial Statements ......................        6

Item 2.          Management's Discussion and Analysis of
                     Financial Condition and Results of Operations  ........................        9


PART II          OTHER INFORMATION

Item 3.          Defaults upon Senior Securities ...........................................       13

Item 6.          Exhibits and Reports on Form 8-K ..........................................       13


SIGNATURES ................................................................................        14


EXHIBIT INDEX .............................................................................        15

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MCHENRY METALS GOLF CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (Unaudited)


------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash                                                                           $    211,500
     Accounts receivable, net                                                             55,700
     Inventories                                                                         218,200
     Deferred costs on unrecognized sales                                                 43,700
     Other current assets                                                                124,200
------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                     653,300
Equipment and leasehold improvements, net                                                195,500
Other non-current assets                                                                  30,700
------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $    879,500
================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Line of credit borrowings, due on demand                                       $    541,700
     Current portion of leases payable                                                    16,600
     Accounts payable and accrued liabilities                                          2,112,700
     Accrued compensation                                                                209,000
     Deferred revenue                                                                     55,700
------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                              2,935,700
------------------------------------------------------------------------------------------------
Leases payable, less current portion                                                      11,500
Commitments and Contingencies
Shareholders' Deficit
     Preferred stock, $0.001 par value; 5,000,000 shares authorized;
        no shares issued or outstanding                                                       --
     Common stock, $0.001 par value; 50,000,000 shares authorized; 18,616,100
        issued and outstanding                                                            18,700
     Additional paid-in capital                                                       16,403,100
     Unearned compensation
     Accumulated deficit                                                             (18,489,500)
------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                                           (2,067,700)
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $    879,500
================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                            MCHENRY METALS GOLF CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        Three Months Ended March 31,
                                      ------------------------------
                                           2000          1999
--------------------------------------------------------------------
Net sales                             $   734,500    $ 1,191,900
Cost of goods sold                        527,500        639,600
--------------------------------------------------------------------

Gross profit                              207,000        552,300
Selling expenses                          151,100      1,924,500
General and administrative expenses       125,100        493,900
Research and development costs             21,200         39,400
--------------------------------------------------------------------

Loss from operations                      (90,400)    (1,905,500)
Interest income (expense), net            (18,800)       (30,800)
Other expense                             (39,900)        (3,400)
--------------------------------------------------------------------

Net loss                              $  (149,100)   $(1,939,700)
====================================================================

Basic and diluted loss per share      $     (0.01)   $     (0.13)
====================================================================

     See accompanying notes to condensed consolidated financial statements.

                            MCHENRY METALS GOLF CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Three Months Ended March 31,
                                                                         -----------------------------
                                                                               2000          1999
------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss                                                                  $  (149,100)   $(1,939,700)
Adjustments to reconcile net loss to cash used in operating activities:
    Stock issued as compensation                                                  100        663,400
    Warrants issued as compensation                                                           11,900
    Amortization of unearned compensation                                                    171,000
    Deferred costs on unrecognized sales                                       (2,100)      (737,800)
    Provision for inventory obsolescence                                                       4,600
    Depreciation and amortization                                              28,800         18,400
Changes in operating assets and liabilities:
    Inventories                                                               331,600        885,400
    Other current assets                                                       29,500        (19,600)
    Other non-current assets                                                   (4,000)        (6,200)
    Accounts payable and accrued liabilities                                  (35,400)      (283,400)
    Accrued compensation                                                         (300)        32,000
------------------------------------------------------------------------------------------------------
Cash used in operating activities                                             199,100     (1,200,000)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment and leasehold improvements                                        (33,000)
------------------------------------------------------------------------------------------------------
Cash used in investing activities                                                            (33,000)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) under line of credit                                          (105,700)
    Principal payments on leases payable                                       (8,200)        (5,500)
    Net proceeds from sale of common stock                                                   826,600
------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                          (8,200)       715,400
------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                               190,900       (517,600)
------------------------------------------------------------------------------------------------------
CASH AT BEGINNING OF PERIOD                                                    20,600        595,100
------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                     $   211,500    $    77,500
======================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                            MCHENRY METALS GOLF CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1  -  QUARTERLY FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements and related notes as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. Due to the Company's limited operating history, management has elected to defer recognition on product sales until the related accounts receivable have been collected. This basis of revenue recognition is expected to continue until, in the opinion of management, there exists sufficient history of customer payments and returns to provide a reasonable basis to conclude that revenue is earned at the point of shipment. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three month period ended March 31, 2000 is not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 1999 in the Company's Annual Report on Form 10-KSB. Readers of this Quarterly Report on Form 10-QSB are strongly encouraged to review the Company's Annual Report on Form 10-KSB. Copies are available from the Company's investor relations department at 1945 Camino Vida Roble, Suite J, Carlsbad, California 92008-6529.

NOTE 2 - INVENTORIES

        Inventories consist of:                                        March 31, 2000
                                                                      -----------------
                                                                       (unaudited)
           Raw materials............................................  $         66,400
           Work-in-progress.........................................
           Finished goods...........................................           230,500
           Finished goods on consignment............................
           Obsolescence reserve.....................................           (78,700)
                                                                      -----------------
                                                                      $        218,200
                                                                      =================

NOTE 3  -  NET LOSS PER SHARE

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

The following table illustrates the computation of basic and diluted loss per share:

                                                                               Three Months Ended March 31,
                                                                       ---------------------------------------------
                                                                               2000                     1999
                                                                       ----------------------   --------------------
         NUMERATOR:
               Net loss available for common stockholders              $            (149,100)   $        (1,939,700)
                                                                       ======================   ====================

         DENOMINATOR:
         Weighted average number of common shares outstanding during
            the period                                                            18,404,500            14,450,600
                                                                       ======================   ====================
         Basic and diluted loss per share                              $               (0.01)   $             (0.13)
                                                                       ======================   ====================

                                                       MCHENRY METALS GOLF CORP.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect would be antidilutive due to losses incurred by the Company during periods presented.

NOTE 4  -  LINE OF CREDIT

The Company has a $541,700 line of credit agreement with a bank bearing interest at the bank's prime rate plus 7% (total of 16.00% at March 31, 2000). The line of credit is secured by accounts receivable and was due on September 15, 1999. On May 4, 2000, the Company and the bank signed a forbearance agreement. The Company paid all past due interest at a fixed rate of 12.5% from September 15, 1999 to May 4, 2000, and will pay interest monthly at a rate of 4% over prime during the forbearance period. The forbearance agreement extends the loan until August 31, 2000, and, if the loan balance is $300,000 or less at that time, the agreement extends until October 31, 2000. If, at that time, the loan balance is $200,000 or less, the agreement extends until December 31, 2000. As of May 4, 2000, the Company implemented a daily principal paydown program equivalent to 20% of its net accounts receivable and cash collections. The Company has agreed to make a $90,000 principal reduction by June 30, 2000 from the sale of refurbished product that has been set aside for that purpose. In conjunction with the forbearance agreement, the Company granted to the bank a warrant to purchase 120,000 shares of restricted common stock at a price of $.66. The warrant must be exercised on or before August 23, 2002. The Company required the bank to return warrants that were issued in 1998 and 1999, representing 59,213 shares of restricted common stock.

NOTE 5  -  COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims arising in the ordinary course of business; none of these claims, in the opinion of management, is expected to have a material adverse impact on the financial position, cash flows or overall trends in the results of operations of the Company.

The Company entered into an agreement with a company, whose President was a Director of the Company, to purchase golf club heads that were on open purchase orders and completed by the supplier. Pursuant to the agreement, the Company purchases on a COD basis, as needed, from the related party. In exchange for financing the purchase of these golf club heads, the Company pays a 20% markup over cost. The total purchase price of the golf club heads is approximately $ 1,410,000 and was to have been purchased by the Company by June 30, 1999. The Company is currently in default of the terms of the agreement. As of May 19, 2000 the remaining balance is approximately $515,000.00. While the related party has the ability to either sell the merchandise as components, or complete the golf club heads into finished golf clubs, and to sell them to the general public, which could reduce the value of the Company's remaining inventory, that decision has been deferred. The Company continues to purchase inventory from the related party.

During the period between January 30, 1999 and March 15, 1999, the Company placed purchase orders for new models of product with a new supplier, of which the purchase was supported by additional sales

                                                       MCHENRY METALS GOLF CORP.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

orders. The purchase of the new merchandise was to be financed through management's efforts to raise additional funds not provided by its planned operations through additional sales of its equity securities to new investors. The Company was unable, during this period to raise the necessary financing to purchase the merchandise. As of May 19, 2000 the open purchase order balance is approximately $195,500.00. Since this supplier is critical to the Company as a going concern, the Company entered into an agreement on July 29, 1999 to extend the period of the purchase orders. The Company is currently in default of the terms of the agreement. While the supplier currently has the ability to either sell the merchandise as components, or complete the golf club heads into finished golf clubs and to sell them to the general public, which could reduce the value of the Company's remaining inventory, he has chosen to defer that decision. The Company continues to purchase inventory from this supplier.

During the period ending March 31, 2000, the Company entered into endorsement agreements with three professional golfers for them to play the Company's product and display the Company's logo prominently on their headwear. In conjunction with these agreements, the Company has provided base compensation totaling 375,000 shares of restricted common stock. Depending on the players' performance on tour during 2000, the Company could be required to issue up to 450,000 shares of restricted common stock as additional compensation.

NOTE 6  -  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. On May 4, 2000, the Company was successful in negotiating a forbearance agreement with its primary lender. A number of factors, including the Company's history of significant losses, negative working capital, and its accumulated deficit raise substantial doubts about the Company's ability to continue as a going concern. As of March 31, 2000, the Company has an accumulated deficit of $18,489,500 and a working capital deficiency of $2,282,400. The Company has suppliers with a significant quantity of its golf club heads which these suppliers currently have the ability to sell in the open market, thereby reducing the value of the Company's inventory and its ability to maintain its current market pricing in the future. These factors raise questions about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through loans and/or through additional sales of its equity securities pursuant to the exercise of outstanding warrants or otherwise. However, there is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7  - FORWARD-LOOKING STATEMENTS

These condensed consolidated financial statements and the notes thereto contain forward-looking statements, which involve substantial risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the effects of debt restructuring.

ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS, WHICH INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL

                                                       MCHENRY METALS GOLF CORP.
                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
================================================================================


RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THIS SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended March 31, 2000, were $734,500 as compared to net sales of $1,191,900 for the first quarter of 1999. The Company experienced lower sales volume during the first quarter of 2000 due to a shift in its sales practices with regard to retail golf stores and on-course pro shops (collectively referred to as "retailers"). As a result of the business strategy shift, the Company no longer employs sales management personnel and sales staff to call on golf retailers in an attempt to generate orders for the Company's product line, and the Company does not offer payment terms to most golf retailers. These decisions were made based on the Company's experience that many golf retailers treated the Company's product as consignment inventory, that many golf retailers did not comply with the Company's stated payment terms, and that many golf retailers represented significant credit risk.

These strategic decisions are intended to shift the sales emphasis to direct-to-consumer sales, while eliminating overhead costs associated with sales management, sales staff, and credit risk, and improving the Company's overall efficiency in generating revenue.

With its new approach, the Company intends for its previous and current advertising efforts to generate consumer demand and orders through retailers and also direct-to-consumer channels such as direct response advertising and the Internet. The Company intends to launch an aggressive nationwide Demo Day program in the second quarter of 2000 to supplement the advertising campaign, and increase sales opportunities. The Company's 30-minute television infomercial, the cornerstone of its direct response advertising efforts, began airing on April 8, 2000, in conjunction with The Masters tournament weekend. This weekend has been historically viewed as the "kickoff" to the golf season across the United States. In comparison, the Company did run its 30-minute television infomercial during the first quarter of 1999.

With the changes in the Company's business strategy mentioned above, the bulk of the Company's sales volume during the first quarter of 2000 represented sales of refurbished and demo product inventory that had been accumulated during 1999. This inventory was sold to generate cash flow during the off-season winter months while the Company prepared to implement its new sales and marketing approach in the second quarter.

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

COST OF GOODS SOLD

Cost of goods sold was $527,500 (71.8% of net sales) for the three months ended March 31, 2000, as compared to $639,600 (53.7% of net sales) for the first quarter of 1999. The cost of goods sold, as a

                                                       MCHENRY METALS GOLF CORP.
                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
================================================================================

percentage of sales, was higher in the first quarter of 2000 due to the sales of refurbished and demo product inventory at lower prices.

The Company expects cost of goods sold for the remainder of 2000, as a percentage of sales, to show significant improvement. For example, in the Company's preliminary financial reports for April 2000, the cost of goods sold was less than 35% of net sales.

GROSS PROFIT

Gross profit was $207,000 (28.2% of net sales) for the first quarter of 2000 as compared to $552,300 for the first quarter of 1999. The gross profit was lower in the first quarter of 2000 due to the Company's change in sales practices as described above. The gross profit was lower in the first quarter of 2000 as a percentage of sales due to the sales of refurbished and demo product inventory at lower prices.

The Company expects gross profit for the remainder of 2000, as a percentage of sales, to show significant improvement. For example, in the Company's preliminary financial reports for April 2000, the gross profit was over 65% of net sales.

SELLING EXPENSES

Selling expenses were $151,100 for the three months ended March 31, 2000, representing a decrease of $1,773,400 from the first quarter of 1999. The Company's new business strategy provided a significant decrease in costs associated with sales management personnel, sales staff, and credit management. In addition, the Company's television infomercial did not begin airing until the second quarter in conjunction with The Masters tournament weekend, historically viewed as the "kickoff" of the golf season across the United States.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $125,100 for the three months ended March 31, 2000 as compared to $493,900 for the first quarter of 1999, representing a decrease of $368,800 from the first quarter of 1999.

The Company has experienced lower payroll costs and consolidated its operations into one facility at the end of 1999.

EFFECTS OF INCOME TAXES

The Company believes that it has sufficient losses to offset any taxable income that will be generated in the current year. As a result, the Company has not recorded a provision for income taxes for the three-month period ended March 31, 2000.

The Company believes that it may have incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize net operating loss and credit carryforwards in subsequent periods may be subject to annual limitations.

                                                       MCHENRY METALS GOLF CORP.
                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily financed its operations during the three months ended March 31, 2000 and 1999 through the sale of common stock. During the first quarter of 2000, the operating activities used $190,900. Also, during the first quarter of 2000, the Company converted $103,700 of accounts payable to common stock and secured agreements with certain individuals (Senior PGA Tour Players) to compensate for services provided for the fiscal year of 2000 through common stock in the amount of an additional $103,400. As of May 19, 2000, the Company had converted $187,500 of accrued compensation to equity. At March 31, 2000, the Company had a working capital deficiency of $2,282,400, an accumulated deficit of $18,489,500 and had $541,700 outstanding under a bank line of credit, which was in default. On May 4, 2000, the Company and the bank signed a forbearance agreement. The Company paid all past due interest at a fixed rate of 12.5% from September 15, 1999 to May 4, 2000, and will pay interest monthly at a rate of 4% over prime during the forbearance period. The forbearance agreement extends the loan until August 31, 2000, and, if the loan balance is $300,000 or less at that time, the agreement extends until October 31, 2000. If, at that time, the loan balance is $200,000 or less, the agreement extends until December 31, 2000. As of May 4, 2000, the Company implemented a daily principal paydown program equivalent to 20% of its net accounts receivable and cash collections. The Company has agreed to make a $90,000 principal reduction by June 30, 2000 from the sale of refurbished product that has been set aside for that purpose. In conjunction with the forbearance agreement, the Company granted to the bank a warrant to purchase 120,000 shares of restricted common stock at a price of $.66. The warrant must be exercised on or before August 23, 2002. The Company required the bank to return warrants that were issued in 1998 and 1999, representing 59,213 shares of restricted common stock.

During the first quarter of 1999, operating activities used $595,100, investing activities, consisted of purchases of equipment and leasehold improvements, used $33,000, and financing activities provided $715,000. At March 31, 1999, the Company had a working capital deficiency of $1,074,300, an accumulated deficit of $15,343,000 and had $665,000 outstanding under a bank line of credit, which was in default. Subsequent to March 31, 2000, the Company received cash and commitments totaling in excess of $500,000 from the sale of equity securities and subordinated debt from existing and new investors.

FUTURE OPERATIONS - STATUS AS A GOING CONCERN

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is newly formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's 1999 consolidated financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through loans and/or through additional sales of its equity securities pursuant to the exercise of warrants or otherwise. During the three months ended March 31, 2000, the Company converted $103,700 of accounts payable to common stock and secured agreements with certain individuals (Senior PGA Tour Players) to compensate for services provided for the fiscal year of 2000 through common stock in the amount of an additional $103,400. As of May 29, 2000, the Company had converted $187,500 of accrued compensation to equity. Subsequent to March 31, 2000, the Company received cash and commitments totaling in excess of $500,000 from the sale of equity securities and subordinated debt from existing and new investors. However, there is no assurance that the Company

                                                       MCHENRY METALS GOLF CORP.
                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------


will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company's future consolidated financial statements will not include another going concern explanatory paragraph if the Company is unable to raise additional funds and become profitable. The factors leading to, and the existence of, the explanatory paragraph may have a material adverse effect on the Company's ability to obtain additional financing.

                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2000, the Company was not in compliance with most of its loan covenants of the line of credit agreement. On May 4, 2000, the Company and the bank signed a forbearance agreement. The Company paid all past due interest at a fixed rate of 12.5% from September 15, 1999 to May 4, 2000, and will pay interest monthly at a rate of 4% over prime during the forbearance period. The forbearance agreement extends the loan until August 31, 2000, and, if the loan balance is $300,000 or less at that time, the agreement extends until October 31, 2000. If, at that time, the loan balance is $200,000 or less, the agreement extends until December 31, 2000. As of May 4, 2000, the Company implemented a daily principal paydown program equivalent to 20% of its net accounts receivable and cash collections. The Company has agreed to make a $90,000 principal reduction by June 30, 2000 from the sale of refurbished product that has been set aside for that purpose. In conjunction with the forbearance agreement, the Company granted to the bank a warrant to purchase 120,000 shares of restricted common stock at a price of $.66. The warrant must be exercised on or before August 23, 2002. The Company required the bank to return warrants that were issued in 1998 and 1999, representing 59,213 shares of restricted common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on form 8-K were filed during the three month period ended March 31, 2000.

The Exhibits filed as part of this report are listed below.

              EXHIBIT NO.    DESCRIPTION

                27.1         Financial Data Schedule

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           MCHENRY METALS GOLF CORP.
                                           -------------------------
                                                 (Registrant)

Date:    May 19, 2000                      By:  /s/ Theodore Aroney
         ------------                           -----------------------
                                                Theodore Aroney
                                                Vice Chairman of the Board of
                                                   Directors

                                  EXHIBIT INDEX

              EXHIBIT NO.    DESCRIPTION

                27.1         Financial Data Schedule