Form 10QSB/A
period 2000-03-31
MCHENRY METALS GOLF CORP /CA
filed 2000-05-23
CIK 1046472

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

The following table illustrates the computation of basic and diluted loss per share:

                                                                               Three Months Ended March 31,
                                                                       ---------------------------------------------
                                                                               2000                     1999
                                                                       ----------------------   --------------------
         NUMERATOR:
               Net loss available for common stockholders              $            (149,100)   $        (1,939,700)
                                                                       ======================   ====================

         DENOMINATOR:
         Weighted average number of common shares outstanding during
            the period                                                            18,230,900            14,450,600
                                                                       ======================   ====================
         Basic and diluted loss per share                              $               (0.01)   $             (0.13)
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