Form 10QSB/A
period 2000-06-30
MCHENRY METALS GOLF CORP /CA
filed 2000-08-22
CIK 1046472

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   -----------------------------------------

                                   FORM 10-QSB

   |X|   Quarterly report under Section 13 or 15(d) of the Securities
   ---   Exchange Act of 1934

         For the quarterly period ended          June 30, 2000
                                           --------------------------

   | |  Transition report under Section 13 or 15(d) of the Exchange Act of 1934
   ---
         For the transition period from                    to
                                         ---------------         ---------------


Commission file number:                     333-53757
                         ----------------------------------------------------


                            MCHENRY METALS GOLF CORP.
 -------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Nevada                                            87-0429261
-------------------------------                    -----------------------------
(State or Other Jurisdiction of                           (IRS Employer
 Incorporation or Organization)                         Identification No.)


               1945 CAMINO VIDA ROBLE, SUITE J, CARLSBAD, CA 92008
               ---------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (760) 929-0015
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

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

INDEX                                                                   PAGE NO.

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Condensed  Balance Sheet .....................................  3

              Condensed  Statements of Operations ..........................  4

              Condensed  Statements of Cash Flows ..........................  5

              Notes to Condensed  Financial Statements .....................  6

Item 2.       Management's Discussion and Analysis of

                  Financial Condition and Results of Operations  ........... 11


PART II       OTHER INFORMATION

Item 3.       Defaults upon Senior Securities .............................. 16

Item 6.       Exhibits and Reports on Form 8-K ............................. 16


SIGNATURES ................................................................. 17


EXHIBIT INDEX .............................................................. 18

                         PART I - FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS

                            MCHENRY METALS GOLF CORP.
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)

ASSETS
Current Assets
     Cash                                                                           $        53,600
     Accounts receivable, net                                                               112,500
     Inventories                                                                            322,700
     Deferred costs on unrecognized sales                                                    87,300
     Other current assets                                                                   284,700
                                                                                    ---------------
TOTAL CURRENT ASSETS                                                                        860,800
Equipment and leasehold improvements, net                                                   166,900
Other non-current assets                                                                     30,400
                                                                                    ---------------
TOTAL ASSETS                                                                        $     1,058,100
                                                                                    ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Line of credit borrowings, due on demand                                            $       511,900
     Current portion of leases payable                                                        8,900
     Accounts payable and accrued liabilities                                             1,052,200
     Accrued compensation                                                                    25,400
     Deferred revenue                                                                       112,500
                                                                                    ---------------
TOTAL CURRENT LIABILITIES                                                                 1,710,900
                                                                                    ---------------
Convertible Debt                                                                    $       826,700
Leases Payable -  Net of Current Portion                                                     11,500
Shareholders' Deficit
     Preferred stock, $0.001 par value; 5,000,000 shares authorized;
        no shares issued or outstanding                                                  --
     Common stock, $0.001 par value; 50,000,000 shares authorized; 21,523,100
        issued and outstanding                                                            21,500
     Additional paid-in capital                                                        17,030,200
     Unearned compensation

     Accumulated deficit                                                                (18,542,700)
                                                                                    ---------------
TOTAL STOCKHOLDERS' DEFICIT                                                              (1,491,000)
                                                                                    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $     1,058,100
                                                                                    ===============

                            MCHENRY METALS GOLF CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended June 30,          Six Months Ended June 30,
                                             ---------------------------------------------------------------------
                                                  2000              1999               2000              1999
                                             ---------------  ---------------    ---------------   ---------------
Net sales                                    $       353,400  $     1,078,900    $     1,087,900   $     2,270,800
Cost of goods sold                                    66,300          837,400            593,800         1,477,000
                                             ---------------  ---------------    ---------------   ---------------

Gross profit                                         287,100          241,500            494,100           793,800
Selling expenses                                     280,200        1,172,400            431,300         3,096,900
General and administrative expenses                   72,800          383,200            197,900           877,100
Research and development costs                          (800)          31,700             20,400            71,100
                                             ---------------  ---------------    ---------------   ---------------

Loss from operations                                 (65,100)      (1,345,800)          (155,500)       (3,251,300)
Interest income (expense), net                        (6,100)         (37,200)           (24,900)          (68,000)
Other income (expense)                                18,000            1,800            (21,900)           (1,600)
                                             ---------------  ---------------    ---------------   ---------------

Net profit (loss)                            $       (53,200) $    (1,381,200)   $      (202,300)  $    (3,320,900)
                                             ===============  ===============    ===============   ===============


Basic and diluted loss per share             $         (0.00) $         (0.08)   $         (0.01)  $         (0.22)
                                             ===============  ===============    ===============   ===============


                            MCHENRY METALS GOLF CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Six Months Ended June 30,
                                                                 --------------------------------------
                                                                       2000                 1999
                                                                 --------------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES:


Net loss                                                         $       (202,300)     $     (3,320,900)
Adjustments to reconcile net loss to
  cash used in operating activities:
    Stock issued as compensation                                            2,100               126,400
    Warrants issued as compensation                                                             158,500
    Amortization of Unearned Compensation                                                       155,000
    Deferred costs on unrecognized sales                                  (45,700)             (183,600)
    Provision for inventory obsolescence                                                        101,400
    Depreciation and amortization                                          60,900               114,500
Changes in operating assets and liabilities:
    Inventories                                                           227,100               955,600
    Other current assets                                                   60,400               (45,000)
    Other non-current assets                                               (4,200)               (6,200)
    Accounts payable and accrued liabilities                             (375,400)              340,800
    Accrued compensation                                                    3,600                17,900
                                                                 ----------------      ----------------
Cash used in operating activities                                        (273,500)           (1,585,600)
                                                                 ----------------      ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment and leasehold improvements                      (3,000)              (36,900)
                                                                 ----------------      ----------------
Cash used in investing activities                                          (3,000)              (36,900)
                                                                 ----------------      ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Convertible Debt - Convertible to Equity                              245,000                     0
    Net borrowings (payments) under line of credit                        (29,700)             (141,400)
    Borrowings (principal payments) on leases payable                     (15,800)              (11,300)
    Net proceeds from sale of common stock                                110,000             1,259,900
                                                                 ----------------      ----------------
Cash provided by financing activities                                     309,500             1,107,200
                                                                 ----------------      ----------------
NET INCREASE (DECREASE) IN CASH                                            33,000              (515,300)

CASH AT BEGINNING OF PERIOD                                                20,600               595,100
                                                                 ----------------      ----------------
CASH AT END OF PERIOD                                            $         53,600      $         79,800
                                                                 ================      ================

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

NOTE 2 - INVENTORIES

        Inventories consist of:                                       June 30, 2000
                                                                    -------------------
                                                                       (unaudited)
           Raw materials............................................  $     153,900
           Work-in-progress.........................................
           Finished goods...........................................        168,800
           Finished goods on consignment............................
           Obsolescence reserve.....................................
                                                                    -------------------
                                                                      $     322,700
                                                                    ===================

NOTE 3  - ACCOUNTS RECEIVABLE

                                                                      June 30, 2000
                                                                    -------------------
                                                                       (unaudited)
           Accounts Receivable......................................  $     662,800
           Accounts Receivable Reserve..............................       (550,300)
                                                                    -------------------
            Net Accounts Receivable...............................    $     112,500
                                                                    ===================

On July 19, 2000, the Company filed a lawsuit against a major retailer in an attempt to collect upon an unpaid accounts receivable balance in the amount of $90,000.

                                                       McHenry Metals Golf Corp.
                             Notes to Condensed Financial Statements (Continued)
--------------------------------------------------------------------------------

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

The following table illustrates the computation of basic and diluted loss per share:

                                             Three Months Ended June 30,            Six Months Ended June 30,
                                           --------------------------------      --------------------------------
                                               2000               1999               2000               1999
                                           --------------    --------------      --------------   ---------------
NUMERATOR:
     Net profit (loss) available for
       common stockholders                 $      (53,200)   $   (1,381,200)     $     (202,300)  $    (3,320,900)
                                           ==============    ==============      ==============   ===============
DENOMINATOR:
     Weighted average number of common
       shares outstanding during the
       period                                  19,516,600        16,658,300          18,873,800        15,044,000
                                           ==============    ==============      ==============   ===============

Basic and diluted profit per share         $         0.00    $        (0.08)     $        (0.01)   $        (0.22)
                                           ==============    ==============      ==============   ===============

The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect would be antidilutive due to losses incurred by the Company during periods presented.

NOTE 5  - LINE OF CREDIT

As of August 14, 2000, the Company has a $504,300 line of credit agreement with a bank bearing interest at the bank's prime rate plus 7% (total of 13.50% as of July 31, 2000). The line of credit is secured by accounts receivable and was due on September 15, 1999. On May 4, 2000, the Company and the bank signed a forbearance agreement. The Company paid all past due interest at a fixed rate of 12.5% from September 15, 1999 to May 4, 2000, and will pay interest monthly at a rate of 4% over prime during the forbearance period. The forbearance agreement extends the loan until August 31, 2000, and, if the loan balance is $300,000 or less at that time, the agreement extends until October 31, 2000. If, at that time, the loan balance is $200,000 or less, the agreement extends until December 31, 2000. As of May 4, 2000, the Company implemented a daily principal paydown program equivalent to 20% of its net accounts receivable and cash collections. On August 17, 2000 the Company agreed to increase its daily principal paydown percentage to 50% for a period of approximately three weeks until September 7, 2000. This agreement was made to accelerate principal balance reductions in lieu of a $90,000 principal reduction previously pledged for payment by the Company by June 30, 2000 from the sale of refurbished product that has been set-aside for that purpose. Though the sale has completed, the customer, as of August 17, 2000 yet to pay its obligation to the Company. On July 19,

                                                       McHenry Metals Golf Corp.
                             Notes to Condensed Financial Statements (Continued)
--------------------------------------------------------------------------------

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

NOTE 6  - CONVERTIBLE DEBT  - CONVERTIBLE TO EQUITY.

At the end of the second quarter of 2000, the company had a total of $826,700 in convertible debt securities, convertible to stock. This reflects a concerted effort on the part of the Company to convert a significant portion of current liabilities to convertible debt, with the longer-term objective of conversion to equity. A combination of professional golfers, suppliers and new investors have agreed to the long-term notes payable with the conversion to equity option. As of 8/14/00, $254,000 of the convertible debt has been converted to equity. Notes in the amount of $581,700 are redeemable at any time prior to April 2002, with the remaining note of $245,000 not redeemable prior to May 1, 2001. Management believes that the balance of $572,700 will be converted to equity by the end of the year.

Convertible Debt Securities at 06/30/00                              $826,700.00
---------------------------------------------------------    -----------------------------------
Converted to Equity                                                  $254,000.00
---------------------------------------------------------    -----------------------------------
Additions to Convertible Debt                                         $19,000.00
---------------------------------------------------------    -----------------------------------
Convertible Debt at 08/14/00                                         $591,700.00
---------------------------------------------------------    -----------------------------------

NOTE 7  - COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims arising in the ordinary course of business; none of these claims, in the opinion of management, is expected to have a material adverse impact on the financial position, cash flows or overall trends in the results of operations of the Company.

The Company entered into an agreement with a company, whose President was a Director of the Company, to purchase golf club heads that were on open purchase orders and completed by the supplier. Pursuant to the agreement, the Company purchases on a COD basis, as needed, from the related party. In exchange for financing the purchase of these golf club heads, the Company pays a 20% markup over cost. The total purchase price of the golf club heads is approximately $1,410,000 and was to have been purchased by the Company by June 30, 1999. The Company is currently in default of the terms of the agreement. As of August 14, 2000, the remaining balance is approximately $515,000.00. While the related party has the ability to either sell the merchandise as components, or complete the golf club heads into finished golf clubs, and to sell them to the general public, which could reduce the value of the Company's remaining inventory, that decision has been deferred. The Company continues to purchase inventory from the related party.

During the period between January 30, 1999 and March 15, 1999, the Company placed purchase orders for new models of product with a new supplier, of which the purchase was supported by additional sales orders. The purchase of the new merchandise was to be financed through management's efforts to raise additional funds not provided by its planned operations through additional sales of its equity securities to new investors. The Company was unable, during this period to raise the necessary financing to purchase the merchandise. As of August 14, 2000, the open purchase order balance is approximately $195,500.00. Since this supplier is critical to the Company as a going concern, the Company entered into an agreement on July 29, 1999 to extend the period of the purchase orders. The Company is currently in default of the terms of the agreement. While the supplier currently has the ability to either sell the merchandise as components, or complete the golf club heads into finished golf clubs and to sell them to the general public, which could reduce the value of the Company's remaining inventory, he has chosen to defer that decision. The Company continues to purchase inventory from this supplier.

During the second quarter of 2000, the Company entered into endorsement agreements with another three professional golfers for them to play the Company's product and display the Company's logo prominently on their headwear. In conjunction with these agreements, the Company has provided base compensation totaling 190,000 shares of restricted common stock. Also, during the second quarter of 2000, the company issued 280,000 shares to employees for future compensation and 1,125,000 shares to outsiders for future financial and business services to be provided of which 1,000,000 shares were subsequently canceled.

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

As of August 14, 2000, the company had filed a Registration Statement for the issuance of 1,000,000 shares of common stock for Financial and Business Services to be provided.

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

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended June 30, 2000, were $353,400 as compared to net sales of $1,078,900 for the second quarter of 1999. The Company experienced lower sales volume during the second quarter of 2000 due to a lower advertising budget available for consumer demand creation as compared to the same time period of 1999. Net sales for the six months ended June 30, 2000, were $1,087,900 as compared to net sales of $2,270,800 for the first six months of 1999. This again reflects a reduction in consumer direct advertising as compared to the same time period of 1999.

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

COST OF GOODS SOLD

Cost of goods sold was $66,300 (18.8% of net sales) for the three months ended June 30, 2000, as compared to $837,400 (77.6% of net sales) for the first quarter of 1999. The cost of goods sold for the six months-ended June 30,2000 was $593,800 (54.6% of net sales) as compared to $1,477,000 (65.0% of net sales) for the six months ended June 30, 1999. The cost of goods sold, as a percentage of sales, was lower in the second quarter of 2000 reflecting both a reduction in cost of product as well as the impact of the sales strategy to focus more on a direct to consumer selling effort, resulting in higher selling prices and greater gross margins. A reduction in the over accrued warranty expense and the elimination of an Inventory reserve for demo quality merchandise were factors in the lower cost of goods sold for the second quarter of 2000.

The Company expects cost of goods sold for the remainder of 2000, as a percentage of sales, to continue to show significant improvement.

GROSS PROFIT

Gross profit was $287,100 (81.2% of net sales) for the second quarter of 2000 as compared to $241,500(22.4% of net sales) for the second quarter of 1999. Gross profit for the six months-ended June 30, 2000 was $494,100 (45.4% of net sales) as compared to $793,800 (35.0% of net sales) for the six months ended June 30, 1999. The gross profit was lower in the first half of 2000 due to a lower advertising budget available for consumer demand creation as compared to the same time period of 1999. The gross profit was higher in the first half of 2000 as a percentage of sales again due to the change in sales strategy, selling more to direct consumers, reflecting a higher selling price and greater gross margins, along with a reduction of cost of product.

The Company expects gross profit for the remainder of 2000, as a percentage of sales, to continue show significant improvement.

SELLING EXPENSES

Selling expenses were $280,200 for the three months ended June 30, 2000 as compared to $1,172,400 for the second quarter of 1999, representing a decrease of $892,200 from the first quarter of 1999. For the six months ended
June 30, 2000 was $431,300 as compared to $3,096,900 for the six months ended June 30, 1999 representing a decrease of $2,665,600.

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

Management believes that the balance of convertible debt securities of $572,700 will be converted to equity by the end of the year. The Company also believes that approximately $600,000 of the total of $1,052,200 in accounts payable can be converted to equity.

FUTURE OPERATIONS - STATUS AS A GOING CONCERN

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is newly formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's 1999 consolidated financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern. In this regard, management is proposing to raise any necessary

                                                       McHenry Metals Golf Corp.
                                         Management's Discussion and Analysis of
                       Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

additional funds not provided by its planned operations through loans and/or through additional sales of its equity securities pursuant to the exercise of warrants or otherwise. During the three months ended June 30, 2000, the Company converted $72,487 of accounts payable to common stock and secured agreements with certain individuals (PGA Tour Players) to compensate for services provided for the fiscal year of 2000 through common stock in the amount of an additional $22,800 As of August 03, 2000, the Company had converted $187,500 of accrued compensation to equity. Subsequent to March 31, 2000, the Company received cash and commitments totaling in excess of $500,000 from the sale of equity securities and subordinated debt from existing and new investors. However, there is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company's future consolidated financial statements will not include another going concern explanatory paragraph if the Company is unable to raise additional funds and become profitable. The factors leading to, and the existence of, the explanatory paragraph may have a material adverse effect on the Company's ability to obtain additional financing.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on form 8-K were filed during the three month period ended June 30, 2000.

The Exhibits filed as part of this report are listed below.

      EXHIBIT NO.    DESCRIPTION
      -----------    -----------------------------------------------------------
         27.1         Financial Data Schedule

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MCHENRY METALS GOLF CORP.
                                    -----------------------------------------
                                                 (REGISTRANT)

Date:    August 14, 2000            By:   /s/ Theodore Aroney
         ---------------                 ---------------------------------------
                                              Theodore Aroney
                                              Chairman of the Board of Directors

                                  EXHIBIT INDEX


    EXHIBIT NO.    DESCRIPTION
    -----------    ------------------------------------------------------------

       27.1         Financial Data Schedule