Form 10QSB
period 2000-09-30
MCHENRY METALS GOLF CORP /CA
filed 2000-11-20
CIK 1046472

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   SEPTEMBER 30, 2000
                                --------------------


Transition report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from                     to
                                ---------------         ---------------

                       Commission file number: 333-53757


                            MCHENRY METALS GOLF CORP.
 -------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                   NEVADA                                       87-0429261
--------------------------------------------              ----------------------
       (State or Other Jurisdiction of                        (IRS Employer
       Incorporation or Organization)                       Identification No.)


               1945 CAMINO VIDA ROBLE, SUITE J, CARLSBAD, CA 92008
 -------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (760) 929-0015
 -------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes           X       No
         ---------          --------

On November 14, 2000, approximately 23,279,600 shares of the Registrant's Common Stock, par value of $0.001, were outstanding.

  INDEX                                                                 PAGE NO.

PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Condensed  Balance Sheet ...................................  3

               Condensed  Statements of Operations ........................  4

               Condensed  Statements of Cash Flows ........................  5

               Notes to Condensed  Financial Statements ...................  6

Item 2.        Management's Discussion and Analysis of
                   Financial Condition and Results of Operations  ......... 11


PART II        OTHER INFORMATION

Item 3.        Defaults upon Senior Securities ............................ 16

Item 6.        Exhibits and Reports on Form 8-K ........................... 16


SIGNATURES ................................................................ 17


EXHIBIT INDEX ............................................................. 18

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                            MCHENRY METALS GOLF CORP.
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (Unaudited)


ASSETS
Current Assets

     Cash                                                                           $        69,500
     Accounts receivable, net                                                                   800
     Inventories                                                                            267,900
     Deferred costs on unrecognized sales
     Other current assets                                                                   255,300
--------------------------------------------------------------------------------- --------------------
TOTAL CURRENT ASSETS                                                                        593,500
Equipment and leasehold improvements, net                                                   143,300
Other non-current assets                                                                     30,700
--------------------------------------------------------------------------------- --------------------
TOTAL ASSETS                                                                        $       767,500
================================================================================= ====================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Line of credit borrowings, due on demand                                            $       495,700
     Current portion of leases payable                                                        6,100
     Accounts payable and accrued liabilities                                             1,020,000
     Accrued compensation                                                                    30,500
     Deferred revenue                                                                           800
--------------------------------------------------------------------------------- --------------------
TOTAL CURRENT LIABILITIES                                                                 1,553,100

--------------------------------------------------------------------------------- --------------------
Convertible Debt                                                                    $       591,700
Leases Payable -  Net of Current Portion                                                     11,500
--------------------------------------------------------------------------------- --------------------
TOTAL LONG TERM LIABILITIES                                                                 603,200

Shareholders' Deficit

     Preferred stock, $0.001 par value; 5,000,000 shares authorized;
        no shares issued or outstanding                                                          --
     Common stock, $0.001 par value; 50,000,000 shares authorized; 23,279,600
        issued and outstanding                                                               23,300
     Additional paid-in capital                                                          17,400,500
     Unearned compensation

     Accumulated deficit                                                                (18,812,600)
--------------------------------------------------------------------------------- --------------------
TOTAL STOCKHOLDERS' DEFICIT                                                              (1,388,800)

--------------------------------------------------------------------------------- --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $       767,500
================================================================================= ====================


                            MCHENRY METALS GOLF CORP.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended                      Nine Months Ended
                                                     September 30,                          September 30,
                                            -------------------------------------------------------------------------
                                                  2000              1999               2000              1999
---------------------------------------------------------------------------------------------------------------------
Net sales                                    $       375,500  $       717,200    $     1,463,400   $     2,988,000
Cost of goods sold                                   286,700        1,013,700            880,500         2,490,700
---------------------------------------------------------------------------------------------------------------------

Gross profit                                          88,800         (296,500)           582,900           497,300
Selling expenses                                     170,300          555,100            601,600         3,652,000
General and administrative expenses                  142,800          151,600            340,700         1,028,700
Research and development costs                         5,600           19,400             26,000            90,500
---------------------------------------------------------------------------------------------------------------------

Loss from operations                                (229,900)      (1,022,600)          (385,400)       (4,273,900)
Interest income (expense), net                       (16,300)         (14,800)           (41,200)          (82,800)
Other income (expense)                               (23,700)          (2,300)           (45,600)           (3,900)
---------------------------------------------------------------------------------------------------------------------

Net profit (loss)                            $      (269,900) $    (1,039,700)   $      (472,200)  $    (4,360,600)
=====================================================================================================================


Basic and diluted loss per share             $         (0.01) $         (0.06)   $         (0.02)  $         (0.28)
=====================================================================================================================

                           MCHENRY METALS GOLF CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended Sept 30,
                                                               ------------------------------------------
                                                                       2000                 1999
---------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss                                                         $       (472,200)     $     (4,360,600)
Adjustments to reconcile net loss to
  cash used in operating activities:
    Stock issued as compensation                                           11,700               126,400
    Warrants issued as compensation                                                             220,600
    Amortization of Unearned Compensation                                                       469,000
    Deferred costs on unrecognized sales                                   41,700               234,500
    Provision for inventory obsolescence                                                        101,400
    Depreciation and amortization                                          84,800               172,700
    Non Cash Interest Expense                                               5,000

Changes in operating assets and liabilities:
    Inventories                                                           281,900               976,300
    Other current assets                                                  159,700               (75,500)
    Other non-current assets                                               (4,800)               (6,200)
    Accounts payable and accrued liabilities                             (404,900)              589,900
    Accrued compensation                                                    8,700                28,300
---------------------------------------------------------------------------------------------------------

Cash used in operating activities                                        (288,400)           (1,523,200)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment and leasehold improvements                      (3,000)              (36,900)
---------------------------------------------------------------------------------------------------------
Cash used in investing activities                                          (3,000)              (36,900)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Convertible Debt - Convertible to Equity                              245,000                     0
    Net borrowings (payments) under line of credit                        (46,000)             (335,100)
    Borrowings (principal payments) on leases payable                     (18,700)              (20,600)
    Net proceeds from sale of common stock                                160,000             1,355,800
---------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                     340,300             1,000,100
---------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                            48,900              (560,000)
CASH AT BEGINNING OF PERIOD                                                20,600               595,100
---------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                            $         69,500      $         35,100
=========================================================================================================

                            MCHENRY METALS GOLF CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  - QUARTERLY FINANCIAL STATEMENTS

The accompanying condensed financial statements and related notes as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. Due to the Company's limited operating history and uncertainty with respect to the market acceptance of the Company's products, management has elected to defer recognition of revenue on product sales until the related accounts receivable have been collected. This basis of revenue recognition is expected to continue until, in the opinion of management, there exists sufficient history of customer payments and returns to provide a reasonable basis to conclude that revenue is earned at the point of shipment. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 1999 in the Company's Annual Report on Form 10-KSB. Readers of this Quarterly Report on Form 10-QSB are strongly encouraged to review the Company's Annual Report on Form 10-KSB. Copies are available from the Company's investor relations department at 1945 Camino Vida Roble, Suite J, Carlsbad, California 92008-6529.

NOTE 2 - INVENTORIES


        Inventories consist of:                                     SEPTEMBER 30, 2000
                                                                    -------------------
                                                                       (unaudited)
           Raw materials............................................  $     123,900
           Work-in-progress.........................................
           Finished goods...........................................        144,000
           Finished goods on consignment............................
           Obsolescence reserve.....................................
                                                                    -------------------
                                                                      $     267,900
                                                                    ===================

NOTE 3  - ACCOUNTS RECEIVABLE


                                                                    SEPTEMBER 30, 2000

                                                                    -------------------
                                                                       (unaudited)
           Accounts Receivable......................................  $    371,100
           Accounts Receivable Reserve..............................      (370,300)
                                                                    -------------------
            Net Accounts Receivable...............................    $        800
                                                                    ===================

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

The following table illustrates the computation of basic and diluted loss per share:

                                             Three Months Ended Sept 30,            Nine Months Ended Sept 30,
                                         ------------------------------------- -------------------------------------
                                               2000               1999               2000               1999
                                         ------------------------------------- -------------------------------------

NUMERATOR:

     Net profit (loss) available for
       common stockholders                 $     (269,900)   $   (1,039,700)     $     (472,200)  $    (4,360,600)
                                         ===================================== =====================================
DENOMINATOR:

     Weighted average number of common
       shares outstanding during the
       period                                  22,235,900        17,030,300          20,002,700      15,758,800
                                         ===================================== =====================================

Basic and diluted profit per share         $        (0.01)   $        (0.06)     $        (0.02)   $        (0.28)

                                         ===================================== =====================================

The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect would be antidilutive due to losses incurred by the Company during periods presented.

NOTE 5  - LINE OF CREDIT

As of November 14, 2000, the Company has a $495,700 line of credit agreement with a bank bearing interest at the bank's prime rate plus 7%. The line of credit is secured by accounts receivable and inventory and was due on September 15, 1999. On May 4, 2000, the Company and the bank signed a forbearance agreement. At that time, the Company paid all past due interest at a fixed rate of 12.5% from September 15, 1999 to May 4, 2000 and agreed to pay interest monthly at a rate of 4% over prime during the forbearance period. The forbearance agreement extended the loan until August 31, 2000, and, if the loan balance was $300,000 or less at that time, the agreement would have further extended until October 31, 2000. The Company did not achieve a loan balance reduction to $300,000 by August 31, 2000. In the May 4th forbearance agreement, the Company agreed to and implemented a daily principal paydown program of 20% of its net accounts receivable and cash collections. However, to accelerate principal reductions, on August 17, 2000 the Company implemented an increase of its paydown percentage to 50% for a period of approximately three weeks until

September 7, 2000. In anticipation of an August 31st termination of the loan forbearance agreement, and in order to further protect its interest in collateral pledged pursuant to terms within the original loan agreement, the bank chose to file a legal proceeding granting rights for possession of inventory collateral should it desire to execute on such rights. During additional forbearance discussions and until such a forbearance is agreed to, the Company agreed to a stipulated order to maintain its ordinary course of business and not to otherwise remove or impair the value of the bank's collateral. Additionally, the Company agreed to continue loan principal reductions as percentage of accounts receivable and cash collections. As of November 14, 2000, the Company and the bank have agreed to terms for an additional period of forbearance extending to the earlier date of February 15, 2001 or completion of any merger transaction, from which a payoff would ensue upon the transaction's completion. Throughout the foregoing periods, and to date, the Company has remained current on all interest payable.

NOTE 6  - CONVERTIBLE DEBT  -  CONVERTIBLE TO EQUITY.

At the end of the third quarter of 2000, the company had a balance of $591,700 in convertible debt securities, convertible to stock. This reflects a concerted effort on the part of the Company to convert a significant portion of current liabilities to convertible debt, with the longer-term objective of conversion to equity. A combination of professional golfers, suppliers and new investors have agreed to the long-term notes payable with the conversion to equity option. As of November 14, 2000, $254,000 of an original amount of $826,700 of the convertible debt had been converted to equity. Notes in the amount of $341,700 are redeemable at any time prior to April 2002, with the remaining note of $250,000 not redeemable prior to May 1, 2001. Management believes that the balance of $591,700 will be converted to equity by the end of the year.

--------------------------------------------------------------------------------
CONVERTIBLE DEBT AT 11/14/00                                   $591,700.00
--------------------------------------------------------------------------------


NOTE 7  - COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims arising in the ordinary course of business; none of these claims, in the opinion of management, is expected to have a material adverse impact on the financial position, cash flows or overall trends in the results of operations of the Company.

The Company continues its obligations to an agreement with a company, whose President was a Director of the Company, to purchase golf club heads that were on open purchase orders and completed by the supplier. Pursuant to the agreement, the Company purchases on a COD basis, as needed, from the related party. In exchange for financing the purchase of these golf club heads, the Company pays a markup over cost. The total purchase price commitment of the golf club heads is approximately $1,308,600. As of November 14, 2000, the Company has purchased $806,339 of golf club heads pursuant to its obligations under the agreement leaving a remaining balance of approximately $502,300. The related party has the ability, pursuant to terms of the agreement which are designed to mitigate risks involved with supplying the cash to purchase the position of the original supplier, to either sell the merchandise as components, or complete the golf club heads into finished golf clubs, and to sell them to the general public. Such an action by the related party, which to date has not occurred, could reduce the value of the Company's remaining inventory.

During the period between January 30, 1999 and March 15, 1999, the Company placed purchase orders for new models of product with a new supplier, of which the purchase was supported by additional sales orders. As of November 14, 2000, the open purchase order balance is approximately $ 195,500.00.

During the third quarter of 2000, the Company issued 1,160,000 shares of common stock to outsiders for future financial and business services to be provided.

NOTE 8  - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. On May 4, 2000, the Company was successful in negotiating a forbearance agreement with its primary lender. As of November 14, 2000, the Company and the bank have agreed to terms for an additional period of forbearance extending to the earlier date of February 15, 2001 or completion of any merger transaction, from which a payoff would ensue upon the transaction's completion.

In addition to its internal business plans, the Company has adopted a strategic plan to identify other industry related companies for a possible business combination, which, if combined, would create accretive opportunities for brand development, market share and profitability. The Company is currently in various levels discussion with several companies that might fit within the foregoing strategy. However, absent such an event, a number of factors, including the Company's history of significant losses, negative working capital, and its accumulated deficit raise substantial doubts about the Company's ability to continue as a going concern. As of September 30, 2000, the Company has an accumulated deficit of $18,812,600 and a working capital deficiency of $959,600. The Company has suppliers with a significant quantity of its golf club heads which these suppliers currently have the ability to sell in the open market, thereby reducing the value of the Company's inventory and its ability to maintain its current market pricing in the future. These factors raise questions about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through loans and/or through additional sales of its equity securities pursuant to the exercise of outstanding warrants or otherwise. However, there is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 9  - SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

Cash paid for interest during the nine months ended September 30, 2000 and September 30, 1999 totaled $41,200 and $ 82,800 respectively. Cash paid for income taxes was $800 for both the nine month periods ended September 30, 2000 and 1999. During the nine months ended September 30, 2000, the Company converted $176,100 of vendor invoices for shares of common stock.

On August 14, 2000, the company issued 1,000,000 shares of common stock for Financial and Business Services to be provided.

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

NET SALES

Net sales for the three months ended September 30, 2000, were $375,500 as compared to net sales of $717,200 for the third quarter of 1999. The 47.6% decrease in net revenues is attributable to a combination of reduced collections on aged trade receivables during the third quarter of 2000 as compared to 1999 (see Note 1 to Consolidated Financial Statements) and the Company experienced lower direct to consumer sales volume during the third quarter of 2000 due to insufficient capital to support a consumer driven advertising campaign. Net sales for the nine months ended September 30, 2000, were $1,463,400 as compared to net sales of $2,988,000 for the first nine months of 1999. The 51.0% decrease again reflects a combination of reduced collections on aged trade receivables as well as a reduction in consumer direct advertising as compared to the same time period of 1999.

Due to the Company's limited operating history, management has elected to defer recognition of revenue on product sales until the related accounts receivable have been collected. This basis of revenue recognition is expected to continue until, in the opinion of management, there exists sufficient history of customer payments and returns to provide a reasonable basis to conclude that revenue is earned at the point of shipment. As a result of this policy, net sales do not include the sales value of shipments for which the Company has not yet been paid. The Company will likely continue to report revenues on this basis throughout the remainder of 2000.

As a result of a business strategy shift, the Company no longer employs sales management personnel and sales staff to call on golf retailers in an attempt to generate orders for the Company's product line, and the Company does not offer payment terms to most golf retailers. These decisions were made based on the Company's experience that many golf retailers treated the Company's product as consignment inventory, that many golf retailers did not comply with the Company's stated payment terms, and that many golf retailers represented significant credit risk.

These strategic decisions are intended to shift the sales emphasis to direct-to-consumer sales, while eliminating overhead costs associated with sales management, sales staff, and credit risk, and improving the Company's overall efficiency in generating revenue.

During 2000, the Company has been unable to fully-execute its business plan due to a lack of capital resources. Capital needs at this stage of an organization's growth are typically demanding, with the principal needs being the funding of marketing (the cost for which can be significant, considering the need to purchase large amounts of air time in order to be "noticed" by consumers), the purchase of inventories and, if selling to trade accounts, the financing of accounts receivable.

The Company's intent was for its advertising efforts to generate consumer demand and orders through retailers and also direct-to-consumer channels such as direct response advertising and the Internet. The Company's 30-minute television infomercial, the cornerstone of its direct response advertising efforts, began airing on April 8, 2000, in conjunction with The Masters tournament weekend. This weekend has been historically viewed as the "kickoff" to the golf season across the United States. The company continued to run the television infomercial through July 19, 2000.

With the changes in the Company's business strategy mentioned above, the bulk of the Company's sales volume during the first quarter of 2000 represented sales of refurbished and demo product inventory that had been accumulated during 1999. This inventory was sold to generate cash flow during the off-season winter months while the Company prepared to implement its new sales and marketing approach in the second quarter. New sales during the second and third quarter were predominantly consumer direct sales, thus generating higher selling prices and gross margins.

COST OF GOODS SOLD

Cost of goods sold was $ 286,700 (76.4% of net sales) for the three months ended September 30, 2000, as compared to $ 1,013,700 (141.3% of net sales) for the third quarter of 1999. The cost of goods sold for the nine months ended September 30, 2000 was $ 880,500 (60.2 % of net sales) as compared to $ 2,490,700 (83.4 % of net sales) for the nine months ended September 30, 1999. The cost of goods sold, as a percentage of sales, was lower in the third quarter of 2000 reflecting both a reduction in cost of product as well as the impact of the sales strategy to focus more on a direct to consumer selling effort, resulting in higher selling prices and greater gross margins. During the nine month period ended September 30, 1999, cost of goods were negatively affected by the Company's reduced estimates of realizability of the "Deferred costs on unrecognized sales," the reserves for which were charged to cost of sales. A reduction in over accrued warranty expense and the elimination of an inventory reserve for demo quality merchandise were also factors in the lower cost of goods sold for the nine months ended September 30, 2000.

The Company expects cost of goods sold for the remainder of 2000, as a percentage of sales, to continue to show significant improvement.

GROSS PROFIT

Gross profit was $88,800 (23.6% of net sales) for the third quarter of 2000 as compared to $(296,500)(-41.3% of net sales) for the third quarter of 1999. Gross profit for the nine months-ended September 30,2000 was $582,900 (39.8% of net sales) as compared to $497,300 (16.6% of net sales) for the nine months ended September 30, 1999. The gross profit was higher for both the three month and the nine month period ended September 30, 2000 as a percentage of sales due to the combination of change in sales strategy; selling more to direct consumers, reflecting a higher selling price and greater gross margins, along with a reduction of cost of product, as well as the additional reserves for the Company's reduced estimates of "realizability" of the "Deferred costs on unrecognized sales during the same period of 1999.

The Company expects gross profit for the remainder of 2000, as a percentage of sales, to continue show improvement.

SELLING EXPENSES

Selling expenses were $170,300 for the three months ended September 30, 2000 as compared to $555,100 for the third quarter of 1999, representing a decrease of $384,800 from the third quarter of 1999. For the nine months ended September 30,2000, selling expenses were $601,600 as compared to $3,652,000 for the nine months ended September 30, 1999 representing a decrease of $3,050,400.

The Company's business strategy provided a significant decrease in costs associated with sales management personnel, sales staff, and credit management. In addition, the Company's television infomercial did not begin airing until the second quarter in conjunction with The Masters tournament weekend, historically viewed as the "kickoff" of the golf season across the United States.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $142,800 for the three months ended September 30, 2000 as compared to $151,600 for the third quarter of 1999, representing a decrease of $8,800. For the nine months ended September 30,2000, General and Administrative Expenses were $340,700 as compared to $1,028,700 for the nine months ended September 30, 1999 representing a decrease of $688,000. The Company has experienced lower payroll costs and consolidated its operations into one facility at the end of 1999 and continues to experience a low overhead. Additionally, during the nine months ended September 30, 2000, as collections of aged trade receivables occurred, the bad debts reserve was reduced, resulting in a further reduction to General and Administrative expense.

EFFECTS OF INCOME TAXES

The Company believes that it has sufficient losses to offset any taxable income that will be generated in the current year. As a result, the Company has not recorded a provision for income taxes for the three-month period ended September 30, 2000.

The Company believes that it may have incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize net operating loss and credit carryforwards in subsequent periods may be subject to annual limitations.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily financed its operations during the three months ended September 30, 2000 through conversion of accounts receivable and inventories to cash, as compared to the sale of common stock for the third quarter of 1999. During the nine months ended September 30, 2000, operating activities used $288,400, investing activities, consisting of purchases of equipment and leasehold improvements, used $3,000, and financing activities provided $340,300. Also, during the nine months ended September 30, 2000, the Company converted $72,487 of accounts payable to common stock and secured agreements with certain individuals (Senior PGA Tour Players) to compensate for services provided for the fiscal year of 2000 through common stock in the amount of an additional $ 22,800. As of September 30, 2000, the Company had converted $ 187,500 of accrued compensation to equity. At September 30, 2000, the Company had a working capital deficiency of $959,600, an accumulated deficit of $18,812,600 and had $495,700 outstanding under a bank line of credit, which was in default. As of September 30, 2000, the resources available to the Company consist of cash, limited receivables, inventories and common and preferred stock. The Company has made presentations to a number of parties that may be interested in merging with or making investments in the Company.

During the nine months ended September 30, 1999, operating activities used $1,523,200, investing activities, consisting principally of purchases of equipment and leasehold improvements, used $36,900, and financing activities provided $1,000,100.

Management believes that the balance of convertible debt securities of $591,700 will be converted to equity by the end of the year. The Company also believes that approximately $600,000 of the total of $1,020,000 in accounts payable can be converted to equity.

FUTURE OPERATIONS - STATUS AS A GOING CONCERN

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is newly formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's 1999 consolidated financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through loans, additional sales of its equity securities or through a merger with, or acquisition of, another golf equipment manufacturer. During the nine months ended September 30, 2000, the Company converted $ 72,487 of accounts payable to common stock and secured agreements with certain individuals (PGA Tour Players) to compensate for services provided for the fiscal year of 2000 through common stock in the amount of an additional $ 22,800 The Company has converted $ 187,500 of accrued compensation to equity and has received cash and commitments totaling $ 405,000 from the sale of equity securities and subordinated debt from existing and new investors. However, there is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company's future consolidated financial statements will not include another going concern explanatory paragraph if the Company is unable to raise additional funds and become profitable. The factors leading to, and the existence of, the explanatory paragraph may have a material adverse effect on the Company's ability to obtain additional financing.

The Company has engaged the services of both a full service investment banking firm, and a financial advisory firm, which specializes in securing investment capital, seeking acquisition opportunities and providing market making and retail brokerage support. Together, the group intends to establish McHenry Metals Golf Corp. as a platform for the "roll-up" of the $ 2.7 billion golf equipment industry. Management believes there is a significant opportunity for consolidation of the industry, and is targeting major brands, products, and technology which can be acquired and assimilated into the Company's unique business model. This business model involves a multi-brand strategy, leveraging both direct-to-consumer marketing and traditional retail channels of distribution. With the support of the investment banking firm and the financial advisory firm: management believes the company will have the ability to make strategic acquisitions and fund expanded marketing efforts.

                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of November 14, 2000, the Company has a $495,700 line of credit agreement with a bank bearing interest at the bank's prime rate plus 7%. The line of credit is secured by accounts receivable and inventory and was due on September 15, 1999. On May 4, 2000, the Company and the bank signed a forbearance agreement. At that time, the Company paid all past due interest at a fixed rate of 12.5% from September 15, 1999 to May 4, 2000 and agreed to pay interest monthly at a rate of 4% over prime during the forbearance period. The forbearance agreement extended the loan until August 31, 2000, and, if the loan balance was $300,000 or less at that time, the agreement would have further extended until October 31, 2000. The Company did not achieve a loan balance reduction to $300,000 by August 31, 2000. In the May 4th forbearance agreement, the Company agreed to and implemented a daily principal paydown program of 20% of its net accounts receivable and cash collections. However, to accelerate principal reductions, on August 17, 2000 the Company implemented an increase of its paydown percentage to 50% for a period of approximately three weeks until September 7, 2000. In anticipation of an August 31st termination of the loan forbearance agreement, and in order to further protect its interest in collateral pledged pursuant to terms within the original loan agreement, the bank chose to file a legal proceeding granting rights for possession of inventory collateral should it desire to execute on such rights. During additional forbearance discussions and until such a forbearance is agreed to, the Company agreed to a stipulated order to maintain its ordinary course of business and not to otherwise remove or impair the value of the bank's collateral. Additionally, the Company agreed to continue loan principal reductions as percentage of accounts receivable and cash collections. As of November 14, 2000, the Company and the bank have agreed to terms for an additional period of forbearance extending to the earlier date of February 15, 2001 or completion of any merger transaction, from which a payoff would ensue upon the transaction's completion. Throughout the foregoing periods, and to date, the Company has remained current on all interest payable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on form 8-K were filed during the three-month period ended September 30, 2000.

The Exhibits filed as part of this report are listed below.

              EXHIBIT NO.    DESCRIPTION
              -----------    ---------------------------------------------------

                27.1         Financial Data Schedule

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MCHENRY METALS GOLF CORP.
                                             (REGISTRANT)


Date:    NOVEMBER 14, 2000           By: /s/ Theodore Aroney
         -----------------              ----------------------------------------
                                             Theodore Aroney
                                             Chairman of the Board of Directors

                                  EXHIBIT INDEX

              EXHIBIT NO.    DESCRIPTION
              -----------    ---------------------------------------------------

                27.1         Financial Data Schedule