Form 10-K
period 2000-12-31
MCHENRY METALS GOLF CORP /CA
filed 2001-05-21
CIK 1046472

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-KSB


(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 2000
                          ------------------------------------------------------
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________________

                        Commission file number: 333-53757

                            McHENRY METALS GOLF CORP.
             (Exact name of Registrant as specified in its charter)

             Nevada                                       87-0429261
     (State of Incorporation)                  (IRS Employer Identification No.)

               1945 Camino Vida Roble, Suite J, Carlsbad, CA 92008 (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:       (760) 929-0015
                                                    ----------------------------

Securities Registered Pursuant To Section 12(b) Of The Act:

        Title of each class          Name of each exchange on which registered
        -------------------          -----------------------------------------
              None                                    None

Securities Registered Pursuant To Section 12(g) Of The Act:   None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of May 10, 2001 was approximately $904,611 (based upon the closing price for shares of the Registrant's Common Stock as quoted by the OTC Bulletin Board for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On May 10, 2001, 25,204,551 shares of the Registrant's Common Stock, par value of $0.001, were outstanding.

Documents Incorporated By Reference. None

================================================================================

                                     PART I


ITEM 1. BUSINESS

The following Business section contains forward-looking statements that involve substantial risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-KSB.

History and Development of the Company

McHenry Metals Golf Corp. (the "Company") designs, develops and markets innovative, high-quality golf clubs. The clubs are being sold to both average and skilled golfers based on high performance, ease of use and attractive appearance. The Company has formulated several unique and proprietary concepts that are being used in the design and manufacture of the clubs. During 1997, the Company was a development stage company, devoting its time to raising capital, promotion of future products and administrative functions. The Company began shipments of its products during the first quarter of 1998.

The Company was incorporated in Utah on October 31, 1985, originally under the name of White Pine, Inc. The Company was organized initially for the purpose of creating a vehicle to obtain capital and to seek out, investigate and acquire interests in products and businesses with the potential for profit. In 1986, the Company completed a public offering of common stock, conducted pursuant to the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 504 of Regulation D promulgated thereunder and was registered by qualification in the State of Utah. The Company changed its corporate domicile to the State of Nevada in March 1994.

McHenry Metals, Inc. ("MMI") was incorporated in January 1997, under the laws of the State of Illinois. The principal business office of the Company and MMI are located at 1945 Camino Vida Roble, Suite J, Carlsbad, California, 92008. MMI was founded by the late Gary V. Adams, who became known as "the father of the metal driver," and was founder and former chairman of TaylorMade Golf Company, now one of the largest golf equipment companies in the world. Mr. Adams assembled a management team along with a carefully selected group of investors, consultants, and advisors to launch MMI as a golf equipment company developing and marketing unique, proprietary golf clubs.

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


Industry Overview

The development and introduction of new golf club designs and technological advances have dramatically influenced the golf club industry. In the late 1960s, cavity-backed, perimeter-weighted irons were successfully introduced. The "sweet spot" on these irons was significantly increased, making the club more forgiving to off-center hits and providing the opportunity for many golfers to make better golf shots. The golf club market was further advanced by the Company's founder, Gary Adams, in the late 1970s with the introduction of "metal woods," which increased the distance golfers could achieve with drivers or fairway woods. In the early and mid-1990s, oversized metal drivers were introduced.

According to the National Golf Foundation (NGF), wholesale revenues for golf equipment in the U.S. in 2000 were approximately $2.8 billion, a figure higher than 1999's results of $2.7 billion, but down from the industry's all-time high of $3.0 billion recorded in 1997.

The NGF has also reported that the number of golfers in the U.S. has leveled off at approximately 26 million, with the number of new golfers each year, estimated at 3 million, offset by a similar amount of people leaving the game. The lack of growth in overall golf participation is due to barriers such as time, cost, lack of playing partners, and poor play, according to the NGF's study, "A Strategic Perspective on the Future of Golf," conducted by international consultant
McKinsey & Co. The study reported modest growth expectations for golf participation of 1.5% per year, compounded annually, over the next decade.

The golf equipment business is highly competitive, and has been characterized by widespread imitation of popular club designs. The Company's principal competition comes from several large well-established and recognized leaders in the sale of premium golf clubs, such as Callaway Golf Company, TaylorMade-adidas Golf Company, Acushnet (Titleist/Cobra), Ping, Wilson, and Spalding. Each of these companies has substantially more financial, management and technical resources than does the Company. In addition to these competitors, there are some golf club manufacturers and sporting goods companies that do not currently manufacture premium-quality golf clubs, but, could, in light of their substantial resources, pose competition to the Company if they were to enter the market. An example is Nike, the world's largest sporting goods company, which began testing prototype drivers and irons on the professional golf tours in late 2000 and early 2001.

A general decline in the golf equipment business following the industry's record wholesale revenues of $3.0 billion in 1997 has had a significant impact on the Company's sales and ability to establish a market presence for its products. This decline was marked by three of the major golf equipment manufacturers announcing price reductions at the wholesale level as well as the fact that they were carrying a significant amount of excess inventory. As a result, other manufacturers of premium golf equipment, including the Company, were forced to reduce their selling prices in order to remain competitive.


Business Strategy

The Company has competed in the driver and fairway wood category of the golf equipment industry based on its innovative product designs, product quality, usage on the professional golf tours, and mix of sales and distribution channels. The Company's management team has deep experience in the golf equipment industry and its late founder, Gary V. Adams, was widely known for his product concepts and marketing strategies.

Innovative Product Designs - Since its founding, the Company has established a reputation for innovative product designs in the premium driver and fairway wood business. The Company's first product, the TourPure(R) driver, which pioneered the combination of titanium and tungsten, quickly became the #1 most popular Driver Model on the Senior PGA Tour and was #1 in Driving Accuracy on the PGA Tour for two consecutive years. The Company's new product line for 2001, the TourPure(R) II, further enhances the Company's image for innovation and performance in premium golf equipment. The TourPure(R) II driver, the only driver to combine forged titanium with exclusive PowerRing Technology(TM), is being used by some of the leading professionals on the PGA and Senior PGA Tours.

Product Quality - The Company has endeavored to create golf clubs that would be known for their quality in terms of performance as well as durability. The Company's management has carefully selected manufacturing vendors that are known for the quality of their work relative to premium golf equipment, and has committed resources during the production process to monitor adherence to the Company's quality standards. Consequently, the Company has not experienced any significant problems with product quality or breakage.

Usage on Professional Golf Tours - The Company has attempted to create consumer awareness of its brand and product line through usage on the world's leading professional golf tours, in particular the PGA and Senior PGA Tours. In 1999, according to the Darrell Survey, the Company's TourPure(R) driver was the #1 most popular Driver Model on the Senior PGA Tour. In 1999 and 2000, the TourPure(R) driver was used to win the title as #1 in Driving Accuracy on the PGA Tour.

Sales and Distribution Channels - The Company has utilized a variety of sales and distribution channels including: the industry's traditional retail channel of off-course golf specialty stores and on-course golf shops; on-course product demonstrations (known as "demo days"); direct response marketing through television infomercials; direct response catalogs; outbound telemarketing; e-commerce via Internet "e-tailers" and the Company's proprietary web site (www.mchenrymetals.com); and distributors with domestic and international accounts.

In support of these channels for sales and distribution, the Company has advertised its products on national television networks such as The Golf Channel, Fox Sports, and CBS. The Company has also placed advertising and received editorial coverage in major golf publications such as Golf Magazine, Golf Digest, GolfWeek, GolfWorld, and the GolfPlus edition of Sports Illustrated. Since 1998, the Company has utilized 8-time Emmy Award winning broadcaster Dick Enberg as its primary spokesman. Enberg's impressive broadcasting career has included golf's U.S. Open, The Masters, and Ryder Cup, as well as the Olympics, Super Bowl, Wimbledon, and other major sporting events around the world.


Products

Since 1998, the Company has marketed and distributed a complete line of TourPure(R) drivers and fairway woods, the first to combine the forgiveness of titanium with the power of tungsten.

The comprehensive TourPure(R) line includes five drivers (7.5, 8.5, 9.5, 10.5, and 12-degree loft), and 6 fairway woods (strong 3-wood, regular 3, 4, 5, 7, and 9-wood). Left-handed versions of the driver were designed in two models, and shorter shafts and smaller grips were made available for ladies clubs. Six shafts were developed to match player swing speeds (70, 80, 90, 100, 110, and 120 mph).

The TourPure(R) driver's proprietary Tungsten Power Ring replaces unwieldy club head volume with 16 grams of high-density mass precisely positioned behind a huge titanium sweet spot. The Tungsten Power Ring produces optimal launch angles and reduces backspin, resulting in more roll and distance down the fairway. This innovative use of exotic metals and strategic weighting creates a driver that is exceptionally forgiving, easy to hit, and impressively long. The TourPure driver also incorporates an ultra-thin, beta-titanium face for improved feel and responsiveness and an LTLF (low torque, low frequency) ultralight graphite shaft for maximum control and greater distance. The LTLF shaft is a proprietary design supplied by Grafalloy, maker of the #1 ultra-light shaft on tour.

The TourPure(R) titanium-tungsten driver quickly became the #1 most popular Driver Model on the Senior PGA Tour and was #1 in Driving Accuracy on the PGA Tour for two consecutive years. The TourPure(R) driver has recorded over 20 professional tour victories and millions of dollars in official tour earnings.

In independent testing by two leading facilities, Golf Laboratories of San Diego and Grapevine Research of Dallas, the TourPure(R) driver ranked higher than drivers made by Callaway, TaylorMade, and Titleist in terms of overall distance from the combination of center, heel, and toe hits.

Like the multi-metal TourPure(R) drivers, TourPure(R) fairway woods are the first to combine the forgiveness of titanium with the power of tungsten. It has been determined through robot and player testing that a golf club with a lower center of gravity gets the golf ball airborne faster and easier. By integrating a lightweight cast titanium shell, a super-strong and ultra-thin Beta titanium face, and the 72-gram, high-density Tungsten Power Rails, the Company's design team achieved a breakthrough in fairway wood performance. The fairway woods also use the proprietary LTLF shaft made by Grafalloy for improved control and playability.

For 2001, McHenry Metals(R) has developed the TourPure(R) II Forged Titanium Driver Series. The TourPure(R) II Forged Titanium Drivers are the only drivers to combine the power, feel, and performance of Forged Beta Titanium with exclusive PowerRing Technology(TM) created by McHenry Metals(R). The Company's proprietary PowerRing Technology(TM) optimizes the TourPure(R) II driver's weight distribution, launching the ball with a hotter trajectory, greater ball speed, and less spin for exceptional distance off the tee. PowerRing Technology(TM) also stabilizes the TourPure(R) II driver at impact with the ball, resulting in maximum control and forgiveness on off-center hits. A TourPure(R) II Forged Steel Fairway Wood Series design also has been created by the Company's product research and development team.

Manufacturing - The manufacturing of premium golf clubs involves a number of specialized processes required by the unique design of the products. The Company has its products manufactured by outside manufacturers. The Company believes there are numerous suppliers that can manufacture the Company's products to the high standards developed by the Company. Clubheads, shafts, grips and other components are supplied by independent vendors with whom the Company has established working relationships.

All of the Company's products are manufactured to the Company's precise specifications by highly competent manufacturers based in part on processes that are proprietary to the Company. The Company works closely with its casting houses, which enable it to monitor the quality and reliability of clubhead productions. Any significant delay or disruption in the supply of clubheads by the casting houses or graphite shaft manufacturers would have a material adverse effect on the Company's business. In such event, the Company believes that suitable heads and shafts could be obtained from other manufacturers, although the transition to another supplier could result in production delays of several months.

Product Development - The Company does not limit itself in its research efforts by trying to duplicate designs that are traditional or conventional and has created an environment in which new ideas are valued and explored. Product development is the result of the integrated efforts of the Company's management team and outside manufacturers, working together to generate new ideas for premium golf equipment. The Company's product development committee refines these ideas and works with outside firms to create prototypes, masters and the necessary tooling.

The design of new golf clubs is greatly influenced by rules and interpretations of the United States Golf Association ("USGA"). Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, designers of new clubs generally seek compliance with USGA standards. The Company's product design and development process involves coordination with the USGA staff regarding such compliance. The Company has been notified by the USGA that its TourPure(R) line of drivers and fairway woods and TourPure(R) II Forged Titanium Driver Series conforms to their standards.

Expenditures for research and development were approximately $34,300 and $113,600 for the years ended December 31, 2000 and 1999, respectively.

Product Warranties - The Company currently supports all of its golf clubs with a one-year manufacturer's warranty. The Company closely monitors the level and nature of any product breakage and, where appropriate, incorporates design and production changes to assure its customers of the highest quality available on the market. The Company has not experienced significant problems with product quality or breakage, however, if the Company's clubs were to experience a significant increase in the incidence of breakage or other product problems, the Company's sales and image with golfers could be materially adversely affected.

Intellectual Property - The Company seeks to protect its intellectual property, such as product designs, manufacturing processes, new product research and concepts and trademarks. These rights are protected through the acquisition of trademark registrations, the maintenance of trade secrets, the development of trade dress, and, when necessary and appropriate, litigation against those who are, in the Company's opinion, unfairly competing.

The Company has applied for and received trademark registration for McHenry Metals and TourPure. The Company intends to assert its rights against infringers. There can be no assurance that other golf club manufacturers will not be able to produce successful golf clubs which imitate the Company's designs without infringing any of the Company's intellectual property rights.

The Company has developed stringent procedures to maintain the secrecy of its confidential business information. These procedures include a "need to know" criteria for dissemination of information and written confidentiality agreements from visitors and employees. Suppliers, when engaged in joint research projects are required to enter into additional confidentiality agreements.

McHenry Metals has an exclusive license from Grafalloy to promote the LTLF (low torque, low frequency) ultralight graphite shaft, which was developed through a collaborative research and development effort.


Seasonality

Golf is generally regarded as a warm weather sport, which results in significant seasonality to the golf equipment business. Sales of golf equipment have historically been strongest during the second and third quarters. No assurances can be given that the Company will be able take advantage of greater demand during warm weather months or successfully mitigate the negative impact on sales during cold weather months.


Employees

As of December 31, 200, the Company had 7 full-time employees and 3 contractors. The Company's president and a board member are also filling sales and marketing roles. All of the Company's employees are located in the United States. None of the employees are expected to be represented by union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.


ITEM 2. PROPERTIES

The Company's principal executive offices are located in Carlsbad, California. The Company leases approximately 3,800 square feet of office space, which serves as its corporate office and distribution facility, for $3,500 per month plus common area expenses. Prior to January 2001, the Company occupied a total of approximately 5,800 square feet at this location at a cost of approximately $3,900 per month plus common area expenses. The lease on this facility expired on December 31, 1999 and the Company has negotiated renewals, which extend through June 30, 2001. During 1999, the Company also leased approximately 3,060 square feet of warehouse space for $2,509 per month. The warehouse lease expired December 31, 1999, at which time the warehouse operations were consolidated into the corporate headquarters space.


ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various claims arising in the ordinary course of business including: two pending creditor actions pertaining to past due accounts payable claims totaling approximately $18,564.39; a collection proceeding pertaining to an unpaid remaining balance of an expired bank line of credit, totaling a principal balance remaining of approximately $487,600 which, as of May 17, 2001, a total indebtedness settlement agreement has been mutually entered into for $100,000 (see Item 6 - Bank Line of Credit and Note 4 - Financial Statements); and a related party action alleging breech of fulfillment of a purchase contract, whereby an action was filed for performance to complete the purchase of a certain inventory component purchase order (see Item 7, Note 10 of Notes to Financial Statements - Related Party Transactions). Principal amounts claimed pertaining to creditor's actions are reflected as payables within the liabilities section of the Company's financial statements; none of these claims, in the opinion of management, is expected to have a material adverse impact on operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have not been any items submitted to a vote of security holders.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.


The Company's Common Stock has been quoted on the OTC Bulletin Board under the symbol BB-GLFN. The following table sets forth the range of high and low per share bid information, as reported on the OTC Bulletin Board for each quarter during the two-year period ended December 31, 2000. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. On May 10, 2001, the average of the highest and lowest trading price per share was $0.04. As of May 10, 2001, the Company had approximately 600 holders of record of its Common Stock and 25,204,551 shares outstanding.


               Quarter Ended                       High          Low
               -------------                       ----          ---

               March 31, 1999                      $2.813       $1.000
               June 30, 1999                       $1.375       $0.531
               September 30, 1999                  $1.063       $0.406
               December 31, 1999                   $0.625       $0.188

               March 31, 2000                      $0.844       $0.750
               June 30, 2000                       $0.266       $0.234
               September 30, 2000                  $0.188       $0.156
               December 31, 2000                   $0.094       $0.078


During 1999, the Company issued 1,616,000 shares of the Company's unregistered common stock to qualified investors for approximately $1,200,000. The Company also issued 1,715,100 shares of the Company's unregistered common stock to qualified investors in exchange for goods and services provided to the Company, which were valued at $1,034,900. Certain holders of unregistered warrants elected to convert their warrants into 275,000 shares of Company's unregistered common stock. Each of these warrants were convertible at $1.00 per share
(proceeds to the Company totaled $275,000). Holders of registered "Shop/Pro" warrants received 4,125 shares of the Company's registered common stock upon the conversion of their warrants. Each of these warrants were convertible at $1.48 per share, resulting in proceeds to the Company of $6,100. The Company also issued 756,000 shares of the Company's unregistered common stock to employees in exchange for services rendered, which were valued at $244,200.

During 2000, the Company issued 862,500 shares of the Company's unregistered common stock to qualified investors for approximately $ 160,000. The Company also issued 4,551,400 shares of the Company's unregistered common stock to qualified investors in exchange for a combination of past due and future goods and services provided to the Company which were valued at $ 1,039,500.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Management's Discussion and Analysis of Financial Conditions and Results of Operations contain forward-looking statements that involve substantial risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and elsewhere in this Annual Report on Form 10-KSB.


Management's Plan Of Operations

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes associated with them contained in
Item 7. The financial statements of the Company referred to in this discussion include and reflect the financial condition and operating results of McHenry Metals Golf Corp. for the two years ended December 31, 2000. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.


Years Ended December 31, 2000 and 1999


Net Sales

Net sales for the year ended December 31, 2000 ("2000") were $1,366,800, representing a decrease of $2,185,700 or 62% less than net sales of $3,552,500 for the year ended December 31, 1999 ("1999"). The Company began shipments of its products during the first quarter of 1998. During 1997, the Company was a development stage company and thus, had no revenues.

Due to the Company's limited operating history, management has elected to defer recognition of revenue on product sales until the related accounts receivable have been collected. This basis of revenue recognition is expected to continue until, in the opinion of management, there exists sufficient history of customer payments and returns to provide a reasonable basis to conclude that revenue is earned at the point of shipment. As a result of this policy, net sales do not include the sales value of shipments for which the Company has not yet been paid. The Company will likely continue to report revenues on this basis.

Several factors affected sales of the Company's products in 2000 and 1999, the most significant of which was a general decline in the golf equipment industry, which began during 1998. This decline was marked by three of the major golf equipment manufacturers announcing price reductions at the wholesale level as well as the fact that they were carrying a significant amount of excess inventory. Consequently, other manufacturers of premium golf equipment, including the Company, were forced to reduce their selling prices in order to remain competitive. The Company's original TourPure(R) line of drivers and fairway woods was also nearing the end of its product life cycle during 2000.

Cost of Goods Sold

For 2000, cost of goods sold was $907,700 or 66.4% of net sales. For 1999, cost of goods was $2,571,800 or 72.4% of net sales. Until the Company is able to significantly increase its production levels, the Company believes its costs of goods sold will remain above industry averages (cost of goods sold in the golf equipment industry generally runs in the range of 40% to 60% of net sales).

Gross Profit

Gross profit for 2000 was $459,100 or 33.6% of net sales, as compared to a gross profit for 1999 of $980,700 or 27.6% of net sales. The Company believes that it can improve its margins by working to control costs, finding ways of producing products more cost-effectively and exploring direct-to-consumer sales via direct response advertising and the internet to increase sales volume.


Selling Expenses

Selling expenses were $707,500 for 2000 as compared to $4,144,500 for 1999, representing a decrease of approximately $3,437,000 or 83%. The decrease in selling expenses is directly related to the Company's lack of sufficient capital resources preventing the Company from fully-executing its marketing and advertising plans for 2000.


General and Administrative Expenses

General and administrative expenses were $621,800 for 2000 as compared to $1,530,900 for 1999, representing a decrease of $909,100 or 59%. The decrease in general and administrative expenses is directly related to the Company's lack of sufficient capital resources, which caused the Company to significantly reduce its overhead expenses during 2000.


Research and Development Expenses

Research and development expenses were $34,300 for 2000 as compared to $113,600 for 1999, representing a decrease of approximately $79,200 or 70%. A majority of the Company's research and development occurred in 1997 prior to production of the Company's first products in 1998.


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


A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's significant losses in 2000 and 1999 and uncertainties surrounding the realization of the net operating loss carryforwards which were generated during 2000 and 1999, management has determined that the realization of deferred tax assets is more likely than not. Accordingly, a 100% valuation allowance of $ 6,470,000 has been recorded as of December 31, 2000.


Net Loss

Net loss for 2000 was $1,008,500, a decrease of $3,928,600 or 80% less than the net loss of $4,937,100 in 1999.


Liquidity and Capital Resources

The Company primarily financed its operations in 2000 through a combination of the sale of common stock and conversion of accounts receivable and inventories to cash, thereby reducing accounts receivable by $ 285,300 and inventories by
$427,000.   During  2000,  operating   activities  used  $  335,000,
investing activities, consisting of purchases of equipment and leasehold improvements, used $ 5,500, and financing activities provided $ 326,500, which consisted primarily of the sale of common stock ($160,000), proceeds from convertible notes ($ 245,000) and the reduction of debt and capital leases ($54,100 and $24,400), respectively.

During  1999,  operating  activities  used  $1,635,500,   investing  activities,
consisting of purchases of equipment and leasehold improvements, used $36,900, and financing activities provided $1,097,000.

At December 31, 2000, the Company had a working capital deficiency of $1,470,000, an accumulated deficit of $19,348,900 and $487,600 outstanding under a bank line of credit which was in default.


Bank Line of Credit

In July 1998, the Company obtained a $3,000,000 bank line of credit that provided an advance on eligible accounts receivable and was secured by the assets of the Company. Due to slow customer payments, the Company became over-advanced in its position with the bank. The line of credit was reduced to $930,000 and the expiration date of the line of credit changed from July 30, 1999 to November 11, 1998. As of December 31, 1998, the Company was not in compliance with most of its loan covenants of the line of credit agreement. On January 29, 1999, the Company and the bank negotiated an amended line of credit agreement which revised the maturity date from February 11, 1999 to the earlier of the Company's sale of $2,000,000 in additional equity or May 11, 1999, increased the interest rate to prime plus 7%, reduced the amount which can be borrowed to $870,000 (the outstanding balance as of that date) and required principal payments should the Company's borrowing base be insufficient to support the outstanding balance on the dates the payments were due: $125,000 as of March 31, 1999 (which was paid on March 31, 1999); $150,000 as of April 30, 1999 (which was not paid); and $175,000 on May 10, 1999 (which was not paid). On July 30, 1999, the Company and the bank negotiated an additional amendment (when it appeared the Company would be able to secure another line of credit from another source) which reduced the line of credit to $665,000, set the maturity date to July 15, 1999, established a repayment schedule of $50,000 per week until the debt is paid in full. When it became apparent that the Company would not be able to obtain a replacement line of credit, the bank permitted the Company to make payments in the amount of 20% of its daily cash collections on trade receivables. Payments under this unwritten plan continued until the end of October 1999, when the Company advised the bank that it would require all cash collections at that time in order to meet its monthly expenses.

On May 4, 2000, the Company and the bank signed a new forbearance agreement. At that time, the Company paid all past due interest at a fixed rate of 12.5% from September 15, 1999 to May 4, 2000 and agreed to pay interest monthly at a rate of 4% over prime during the forbearance period. The forbearance agreement extended the loan until August 31, 2000, and, if the loan balance was $300,000 or less at that time, the agreement would have further extended until October 31, 2000. The Company did not achieve a loan balance reduction to $300,000 by August 31, 2000. In the May 4th forbearance agreement, the Company agreed to and implemented a daily principal paydown program of 20% of its net accounts receivable and cash collections. However, to accelerate principal reductions, on August 17, 2000 the Company implemented an increase of its paydown percentage to 50% for a period of approximately three weeks until September 7, 2000. In anticipation of the August 31, 2001, termination of the loan forbearance agreement, and in order to further protect its interest in collateral pledged pursuant to terms within the original loan agreement, the bank chose to file a legal proceeding granting rights for possession of inventory collateral should it desire to execute on such rights. During additional forbearance discussions and until such a forbearance was agreed to, the Company agreed to a stipulated order to maintain its ordinary course of business and not to otherwise remove or impair the value of the bank's collateral. Additionally, the Company agreed to continue loan principal reductions as percentage of accounts receivable and cash collections. As of November 14, 2000, the Company and the bank agreed to terms for an additional period of forbearance extending to the earlier date of February 15, 2001 or completion of any merger transaction, from which a payoff would ensue upon the transaction's completion.

In February, 2001 discussion commenced for an additional forbearance and terms for a discounted settlement agreement for all remaining balances. As further protection of the bank's collateral, the Company on February 21, 2001 voluntarily released a portion of its inventory to be stored temporarily in the bank's possession.

On May 17, 2001 the bank and the Company entered into a period of forbearance until October 31, 2001 and the bank agreed that should the Company make payment to the bank of $40,000 by June 15, 2001 and $60,000 by July 15, 2001, then the bank would deem all balances owed to be fully paid and satisfied and thereby discharge and release the Company from responsibility to pay any remaining balance. All inventory existing within the bank's control subsequent to such $40,000 payment made will be released back to the company.


Future Operations - Status as a Going Concern

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is newly formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's 2000 and 1999 financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company's future financial statements will not include another going concern explanatory paragraph if the Company is unable to raise additional funds and become profitable. The factors leading to, and the existence of, the explanatory paragraph will have a material adverse effect on the Company's ability to obtain additional financing. See "Future Capital Needs; Need for Additional Financing -- Liquidity and Capital Resources --Financial Statements."


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


Highly Competitive Industry; Significant Price Competition

The market for premium-quality golf clubs is highly competitive and is served by a number of well-established, well-financed companies with recognized brand names. In addition, there are several golf club manufacturers and sporting goods companies with substantial resources that, although they do not currently manufacture premium-quality golf clubs, could pose significant competition to the Company if they were to enter the market for premium-quality golf clubs. The golf club industry, in general, has been characterized by widespread imitation of popular club designs. A company's ability to compete is in part dependent upon its ability to satisfy various subjective requirements of golfers, including the golf club's look and "feel" and the level of acceptance that the golf club has among professional and other golfers. The subjective preferences of golf club purchasers may also be subject to rapid and unanticipated changes. There can be no assurances as to whether or how long the Company's golf clubs will receive market acceptance. A decline in the size of the golf club market, whether from a decrease in the popularity of golf or otherwise would have a material adverse effect on the Company's proposed business.


Dependence on Golf Industry

The financial performance of the Company is dependent in large part upon the current and anticipated market demand for golf equipment. Recently, the golf equipment industry has experienced periods of oversupply and little to no growth in player participation and equipment spending. A minimal rate of growth in the demand for golf equipment due, for example, to competitive factors, technological change or otherwise, may materially adversely affect the markets for the Company's products. Accordingly, any factor adversely affecting the golf equipment industry may materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company's net sales and results of operations will not be materially adversely affected if downturns or slowdowns in the golf equipment industry continue or occur again in the future.


Credit Risk

The Company sells a significant percentage of its products to golf equipment retailers. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from these customers. The recent downturn in the retail golf equipment market has resulted in delinquent or uncollectible accounts for some of the Company's customers. As a result, beginning with its first year of reporting revenues, the Company elected to defer revenues on uncollected sales (see Note 1 to the Financial Statements). Management does not foresee any significant improvement in the golf equipment market and therefore expects this trend to continue. Accordingly, there can be no assurance that the Company's results of operations or cash flows will not be adversely impacted by the failure of its customers to meet their obligations to the Company.


Importance of Timely Product Introduction; Uncertainty of Market Acceptance

The basis of the Company's future is the introduction of new, innovative golf clubs. New models and basic design changes are frequently introduced into the golf club market but are often met with consumer rejection. No assurances can be given that the Company will be able to design and market golf clubs that meet with market acceptance. In addition, prior successful designs may be rendered obsolete within a relatively short period of time as new products are introduced into the market. The design of new golf clubs is also greatly influenced by rules and interpretations of the United States Golf Association ("USGA"). Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, designers of new clubs generally seek compliance with USGA standards. Although the Company has been notified by the USGA that its TourPure(R) line of drivers and fairway woods and its TourPure(R) II Forged Titanium Driver Series conforms with its standards, no assurance can be given that any new products will receive USGA approval or that USGA existing standards will not be altered in ways that adversely affect the future sales of the Company's products.

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


Dependence on Proprietary Technology

The Company's success will be heavily dependent upon a combination of proprietary design and technology developed internally. The Company has pursued trademark and patent protection and also expects to rely on a combination of trade secrecy, non-disclosure agreements and contractual provisions with respect to the proprietary nature of its technology. However, there can be no assurance that any steps taken by the Company will prevent misappropriation of this technology. Effective legal protection of these technologies may be unavailable or limited in certain foreign countries. Third parties could independently develop competing technologies that are substantially equivalent or superior to the Company's technologies. Although the Company believes that its products and the proprietary rights developed by it do not infringe upon any proprietary rights of others, an infringement claim was filed against the Company, but was subsequently settled and dismissed. Whether or not this or any claim has merit, there is no assurance regarding the outcome of litigation, which could have a material adverse effect upon the Company. See "Legal Proceedings."


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


Growth Strategy Through Acquisitions

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

ITEM 7. FINANCIAL STATEMENTS


                          Independent Auditors' Report

To the Board of Directors
McHenry Metals Golf. Corp.
Carlsbad, California

We have audited the accompanying balance sheet of McHenry Metals Golf Corp. as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McHenry Metals Golf Corp. at December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss of $1,008,500 for the year ended December 31, 2000 and, as of December 31, 2000, has a working capital deficiency of $1,470,000, and an accumulated deficit of $19,348,900. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. Continuation of the Company is dependent on the Company's ability to raise sufficient capital, achieve sufficient cash flow to meet its debt obligations and achieve profitability. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                Clumeck, Stern, Phillips & Schenkelberg
                                Certified Public Accountants


Encino, California
May 14, 2001

Except for Notes 4, 5 and 12
which are as of May 17, 2001

                            McHenry Metals Golf Corp.
                                  Balance Sheet
                                December 31, 2000

--------------------------------------------------------------------------------- --------------------
ASSETS
Current Assets
     Cash                                                                           $         6,600
     Accounts receivable, net                                                                38,100
     Inventories                                                                            122,800
     Deferred costs on unrecognized sales                                                    29,200
     Other current assets                                                                   106,800
--------------------------------------------------------------------------------- --------------------
Total Current Assets                                                                        303,500
Equipment and leasehold improvements, net                                                   106,300
Other non-current assets                                                                     30,300
--------------------------------------------------------------------------------- --------------------
Total Assets                                                                        $       440,100
================================================================================= ====================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Line of credit borrowings, in default                                          $       487,600
     Current portion of leases payable                                                        5,500
     Accounts payable and accrued liabilities                                             1,187,900
     Accrued compensation                                                                    54,300
     Deferred revenue                                                                        38,200
--------------------------------------------------------------------------------- --------------------
Total Current Liabilities                                                                 1,773,500
--------------------------------------------------------------------------------- --------------------

Notes payable, convertible to equity                                                        591,700
--------------------------------------------------------------------------------- --------------------

Leases payable, less current portion                                                             --
--------------------------------------------------------------------------------- --------------------

Total Long Term Liabilities                                                                 591,700
--------------------------------------------------------------------------------- --------------------
Commitments and Contingencies
Subsequent Event

Shareholders' Deficit
     Preferred stock, $0.001 par value; 5,000,000 shares authorized;
        no shares issued or outstanding                                                          --
     Common stock, $0.001 par value; 50,000,000 shares authorized; 23,300,000
        issued and outstanding                                                               23,300
     Additional paid-in capital
                                                                                         17,400,500
     Accumulated deficit
                                                                                        (19,348,900)
--------------------------------------------------------------------------------- --------------------
Total Stockholders' Deficit
                                                                                         (1,925,100)
--------------------------------------------------------------------------------- --------------------
Total Liabilities and Stockholders' Deficit
                                                                                    $       440,100
================================================================================= ====================

                                 See accompanying notes to financial statements.

                            McHenry Metals Golf Corp.
                            Statements of Operations

                                                                    Year Ended December 31,
                                                       --------------------------------------------------
                                                                   2000                   1999
---------------------------------------------------------------------------------------------------------
Net sales                                                 $     1,366,800        $     3,552,500
Cost of goods sold                                                907,700              2,571,800
---------------------------------------------------------------------------------------------------------
Gross profit                                                      459,100                980,700
Selling expenses                                                  707,500              4,144,500
General and administrative expenses                               621,800              1,530,900
Research and development costs                                     34,300                113,600
---------------------------------------------------------------------------------------------------------
Loss from operations                                             (904,500)            (4,808,300)
Interest expense, net                                             (62,600)              (123,000)
Other expense                                                     (41,400)                (5,800)
---------------------------------------------------------------------------------------------------------

Net loss                                                  $    (1,008,500)       $    (4,937,100)
=========================================================================================================


Basic and diluted loss per share                          $        (0.05)        $         (0.31)
=========================================================================================================

                                 See accompanying notes to financial statements.

                            McHenry Metals Golf Corp.
                  Statements of Stockholders' Equity (Deficit)


                                   Common Stock            Additional
                            ----------------------------     Paid-In         Unearned        Accumulated
                               Shares        Amount          Capital       Compensation        Deficit           Total
 ---------------------------------------------------------------------------------------------------------------------------
 Balance,
    December 31, 1998         13,499,500        13,500        13,548,200        (517,700)       (13,403,300)       (359,300)
 Stock issued for cash         1,616,000         1,600         1,076,400              --                 --       1,078,000
 Stock issued upon
    exercise of warrants         279,100           300           280,800              --                 --         281,100
 Stock issued for
    goods and services         1,715,100         1,700         1,033,200              --                 --       1,034,900
 Stock issued
    as compensation              756,000           800           243,400        (104,500)                --         139,700
 Options and warrants
    issued as compensation            --            --            24,400          10,700                 --          35,100
 Amortization of
    unearned compensation             --            --                --         611,500                 --         611,500
 Net loss                             --            --                --              --         (4,937,100)     (4,937,100)
 ---------------------------------------------------------------------------------------------------------------------------
 Balance,
    December 31, 1999         17,865,700     $  17,900       $16,206,400   $          --    $   (18,340,400) $   (2,116,100)
 Stock issued for cash           862,500           800           159,200              --                 --         160,000
 Stock issued
    for accrued
    compensation                 562,500           500           187,000              --                 --         187,500
 Stock issued for
    goods and services         2,157,700         2,200           354,600              --                 --         356,800
 Stock issued
    for accounts payable         501,700           500           179,200              --                 --         179,700
 Stock issued to employees        59,500           100            10,100              --                 --          10,200
 Cost of capital adjustment           --            --            51,300              --                 --          51,300
  Note payable conversion      1,270,000         1,300           252,700              --                 --         254,000
 Net loss                             --            --                --              --         (1,008,500)     (1,008,500)
 ---------------------------------------------------------------------------------------------------------------------------
 Balance,
    December 31, 2000         23,279,600     $  23,300       $17,400,500   $          --    $   (19,348,900) $   (1,925,100)
 ===========================================================================================================================

                            McHenry Metals Golf Corp.
                            Statements of Cash Flows

                                                                         Year Ended December 31,
                                                                 -----------------------------------------
                                                                        2000                 1999
----------------------------------------------------------------------------------------------------------
Cash flows used in operating activities:
Net loss                                                           $     (1,008,500)    $     (4,937,100)
Adjustments to reconcile net loss to
  cash used in operating activities:
    Loss on leased equipment                                                 12,100                   --
    Stock issued as compensation                                             11,800              139,700
    Amortization of services for stock                                      257,700                   --
    Warrants issued as compensation                                              --              (86,900)
    Amortization of unearned compensation                                        --              611,500
    Deferred costs on unrecognized sales                                     12,400              257,000
    Provision for inventory obsolescence                                         --             (408,200)
    Depreciation and amortization                                           106,000              244,600
    Non-cash interest expense`                                                5,000                   --
Changes in operating assets and liabilities:
    Inventories                                                             427,000            1,865,300
    Other current assets                                                    273,000               97,600
    Other non-current assets                                                 (4,800)                  --
    Accounts payable and accrued liabilities                               (459,200)             585,300
    Accrued compensation                                                     32,500               (4,300)
----------------------------------------------------------------------------------------------------------
Cash used in operating activities                                          (335,000)          (1,635,500)
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchases of equipment and leasehold improvements                        (5,500)             (36,900)
----------------------------------------------------------------------------------------------------------
Cash used in investing activities                                            (5,500)             (36,900)
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net borrowings (repayments) under line of credit                        (54,100)            (358,300)
    Proceeds from convertible note                                          245,000                   --
    Principal payments on leases payable                                    (24,400)             (24,900)
    Net proceeds from sale of common stock                                  160,000            1,481,100
----------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                       326,500            1,097,900
----------------------------------------------------------------------------------------------------------
Net decrease in cash                                                        (14,000)            (574,500)
Cash at beginning of period                                                  20,600              595,100
----------------------------------------------------------------------------------------------------------
Cash at end of period                                              $          6,600     $         20,600
----------------------------------------------------------------------------------------------------------
Non Cash Financing
----------------------------------------------------------------------------------------------------------
    Stock issued for goods and services                                     536,500            1,034,900
----------------------------------------------------------------------------------------------------------
    Stock issued for compensation                                            10,200              268,600
----------------------------------------------------------------------------------------------------------
    Note payable converted to stock                                         254,000                   --
==========================================================================================================

                                 See accompanying notes to financial statements.

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

On December 31, 1998, the Company assumed all the assets and liabilities of MMI and dissolved MMI.


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


Intangible Assets - Intangible assets are included in other non-current assets in the accompanying balance sheet and were comprised of trademarks and patents. As of December 31, 1999, the Company determined that it would be unable to obtain a patent for the products for which applications had been filed. Thus, the unamortized balance of $15,600 was written-off in 1999. The amortization of such amounts is computed using the straight-line method over an estimated useful life of 17 years.


Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year(s) in which the differences are expected to reverse. This requires that the Company record a deferred tax asset related to the future income tax benefits associated with tax loss and credit carryforwards, and certain temporary differences for which tax benefits have not previously been recognized. Deferred tax assets are to be reduced by a valuation allowance when it is more likely than not that a portion or all of the deferred tax asset will not be realized. In addition, under SFAS 109, the tax benefit associated with the utilization of operating loss carryforwards is included in the regular provision for income taxes.


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


Advertising Costs - The Company expenses advertising costs when incurred. Trade and consumer ad space and event sponsorships was approximately $335,301 for 2000 and $1,892,500 for 1999, respectively.


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

Concentrations of Credit Risk - The Company operates in one reportable business segment with a single product line within that segment. The Company sells a significant percentage of its products to golf pro shops and golf equipment dealers, but also sells products to a select number of golf and specialty catalogs as well as direct to customers through an infomercial and the internet, resulting in concentrated credit risk with respect to the Company's accounts receivable. The Company performs ongoing credit evaluations of its customers but does not require collateral for credit purchases. The Company maintains allowances for potential credit losses, and such losses have been within management's expectations. During 2000 and 1999, the Company did not have any customers accounting for 10% or more of total sales.


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

The following table illustrates the computation of basic and diluted loss per share:

                                                                        Year ended December 31,
                                                           --------------------------------------------------
                                                                     2000                     1999
                                                           --------------------------------------------------
Numerator:
      Net loss available for common stockholders              $      (1,008,500)       $      (4,937,100)
                                                           ==================================================
Denominator:
Weighted average number of common shares outstanding
   during the period                                                 20,826,400               16,075,900
                                                           ==================================================
Basic and diluted loss per share                             $            (0.05)       $            (.31)
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


NOTE 2 - OPERATING RESULTS, CAPITAL RESOURCES AND GOING CONCERN


The accompanying financial statements have been prepared assuming the Company will continue as a going concern. A number of factors, including the Company's history of significant losses, negative working capital, its accumulated deficit and the need to restructure debt which is currently in default raise substantial doubts about the Company's ability to continue as a going concern. As of December 31, 2000, the Company has an accumulated deficit of $19,348,900 and a working capital deficiency of $1,470,000. The Company is currently in default under the terms of its revolving line of credit with a bank. The Company does not possess sufficient cash resources to repay this obligation and the Company would be unable to repay this loan in the event that such demand was made by the Company's creditor (see Note 5). These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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


NOTE 3 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

       Accounts receivable consist of:
          Trade receivables.....................................    $   529,200
          Allowance for doubtful accounts.......................       (491,100)
                                                                    ------------
                                                                    $    38,100
                                                                    ============

       Inventories consist of:
          Raw materials.........................................    $    67,000
          Finished goods........................................         55,800
                                                                    ------------
                                                                    $   122,800
                                                                    ============

       Other current assets consist of:
          Supplier deposits.....................................    $     6,900
          Prepaid insurance.....................................          2,400
          Other - stock for services............................         97,500
                                                                    ------------
                                                                    $   106,800
                                                                    ============

       Equipment and leasehold improvements consist of:
          Machinery, equipment and tooling......................    $   266,200
          Office equipment and furniture........................        117,700
          Computer equipment and software.......................        121,700
          Show booth............................................         81,500
          Leasehold improvements................................         36,600

                                                                    ------------
                                                                        623,700
       Accumulated depreciation and amortization................       (517,400)
                                                                    ------------
                                                                    $   106,300
                                                                    ============

Total depreciation charged to operations in 2000 and 1999 was $ 104,700 and $ 227,700, respectively.


NOTE 4  -  LINE OF CREDIT


In July 1998, the Company obtained a $3,000,000 bank line of credit that provided an advance on eligible accounts receivable and was secured by the assets of the Company. Due to slow customer payments, the Company became over-advanced in its position with the bank. The line of credit was reduced to $930,000 and the expiration date of the line of credit changed from July 30, 1999 to November 11, 1998. As of December 31, 1998, the Company was not in compliance with most of its loan covenants of the line of credit agreement. On January 29, 1999, the Company and the bank negotiated an amended line of credit agreement which revised the maturity date from February 11, 1999 to the earlier of the Company's sale of $2,000,000 in additional equity or May 11, 1999, increased the interest rate to prime plus 7%, reduced the amount which can be borrowed to $870,000 (the outstanding balance as of that date) and required principal payments should the Company's borrowing base be insufficient to support the outstanding balance on the dates the payments were due: $125,000 as of March 31, 1999 (which was paid on March 31, 1999); $150,000 as of April 30, 1999 (which was not paid); and $175,000 on May 10, 1999 (which was not paid). On July 30, 1999, the Company and the bank negotiated an additional amendment (when it appeared the Company would be able to secure another line of credit from another source) which reduced the line of credit to $665,000, set the maturity date to July 15, 1999, established a repayment schedule of $50,000 per week until the debt is paid in full. When it became apparent that the Company would not be able to obtain a replacement line of credit, the bank permitted the Company to make payments in the amount of 20% of its daily cash collections on trade receivables. Payments under this unwritten plan continued until the end of October 1999, when the Company advised the bank that it would require all cash collections at that time in order to meet its monthly expenses.

On May 4, 2000, the Company and the bank signed a new forbearance agreement. At that time, the Company paid all past due interest at a fixed rate of 12.5% from September 15, 1999 to May 4, 2000 and agreed to pay interest monthly at a rate of 4% over prime during the forbearance period. The forbearance agreement extended the loan until August 31, 2000, and, if the loan balance was $300,000 or less at that time, the agreement would have further extended until October 31, 2000. The Company did not achieve a loan balance reduction to $300,000 by August 31, 2000. In the May 4th forbearance agreement, the Company agreed to and implemented a daily principal paydown program of 20% of its net accounts receivable and cash collections. However, to accelerate principal reductions, on August 17, 2000 the Company implemented an increase of its paydown percentage to 50% for a period of approximately three weeks until September 7, 2000. In anticipation of the August 31, 2001, termination of the loan forbearance agreement, and in order to further protect its interest in collateral pledged pursuant to terms within the original loan agreement, the bank chose to file a legal proceeding granting rights for possession of inventory collateral should it desire to execute on such rights. During additional forbearance discussions and until such a forbearance was agreed to, the

Company agreed to a stipulated order to maintain its ordinary course of business and not to otherwise remove or impair the value of the bank's collateral. Additionally, the Company agreed to continue loan principal reductions as percentage of accounts receivable and cash collections. As of November 14, 2000, the Company and the bank agreed to terms for an additional period of forbearance extending to the earlier date of February 15, 2001 or completion of any merger transaction, from which a payoff would ensue upon the transaction's completion.

In February, 2001 discussion commenced for an additional forbearance and terms for a discounted settlement agreement for all remaining balances. As further protection of the bank's collateral, the Company on February 21, 2001 voluntarily released a portion of its inventory to be stored temporarily in the bank's possession.

On May 17, 2001 the bank and the Company entered into a period of forbearance until October 31, 2001 and the bank agreed that should the Company make payment to the bank of $40,000 by June 15, 2001 and $60,000 by July 15, 2001, then the bank would deem all balances owed to be fully paid and satisfied and thereby discharge and release the Company from responsibility to pay any remaining balance. All inventory existing within the bank's control subsequent to such $40,000 payment made will be released back to the company.


NOTE 5  -  COMMITMENTS AND CONTINGENCIES


Leases

Following is a schedule of estimated future minimum lease payments under capital lease agreements:


    Year ended
    December 31, 2000                                            Amount
    -------------------------------------------------------- ----------------
    2001                                                              5,620
    -------------------------------------------------------- ----------------
    Total minimum lease payments                                      5,620
    Amount representing interest                                        170
    -------------------------------------------------------- ----------------
    Present value of net minimum lease payments                       5,450
    ======================================================== ================

The Company was also committed under noncancelable operating agreements for the lease of office space during 2000 and 1999. Rent expense for 2000 and 1999 was $51,000 and $72,600, respectively.


Agreements

The Company has no current open agreements.

Litigation

The Company is involved in various claims arising in the ordinary course of business including: two pending creditor actions pertaining to past due accounts payable claims totaling approximately $18,564.39; a collection proceeding pertaining to an unpaid remaining balance of an expired bank line of credit, totaling a principal balance remaining of approximately $487,600 which, as of May 17, 2001, a total indebtedness settlement agreement has been mutually entered into for $100,000 (see Item 6 - Bank Line of Credit); and a related party action alleging breech of fulfillment of a purchase contract, whereby an action was filed for performance to complete the purchase of a certain inventory component purchase order (see Note 10 - Related Party Transactions). Principal amounts claimed pertaining to creditors actions are reflected as payables within the liabilities section of the Company's financial statements; none of these claims, in the opinion of management, is expected to have a material adverse impact on operations of the Company.

NOTE 6  -  INCOME TAXES


A reconciliation of the provision for income taxes to the amount computed by applying the statutory Federal income tax rate to income before income taxes follows:

                                                                                      Year ended December 31,
                                                                         ---------------------------------------------------
                                                                                   2000                      1999
                                                                         ---------------------------------------------------
         Amounts computed at Federal statutory rate.....................    $       (517,000)          $     (1,777,200)
         State income taxes.............................................                 800                        800
         Non-deductible expenses........................................                  --                     15,500
         Losses for which no current benefits are available.............             517,000                  1,761,700
                                                                         ---------------------------------------------------

         Provision for income taxes.....................................    $            800           $            800
                                                                         ===================================================

The components of deferred income taxes:
                                                                                 December 31, 2000
                                                                             ------------------------
        Deferred tax assets:
        Net operating loss carryforwards.................................        $     5,594,700
        Accrued liabilities and reserves.................................                 17,100
        Deferred income..................................................                 38,200
                                                                             ------------------------
                                                                                       5,650,000
        Deferred tax liabilities:
        Book and tax depreciation differences............................                (29,300)
                                                                             ------------------------
                                                                                       5,620,700
        Valuation allowance..............................................             (5,620,700)
                                                                             ------------------------

        Deferred taxes...................................................        $         --
                                                                             ========================

At December 31, 1999, a 100% valuation allowance has been provided on the total deferred income tax assets as they are not more likely than not to be realized.

The Company has not recorded provisions for Federal income taxes in 2000 and 1999. At December 31, 2000, the Company had net operating loss carryforwards of approximately $15,225,600 for Federal tax reporting purposes and approximately $8,704,300 for California tax purposes. The net operating loss carryforwards for tax purposes expire between 2001 and 2020.

As a result of the significant equity transactions in 1997 and 1998, the Company could have experienced a more than 50% ownership change for Federal income tax purposes. As a result, an annual limitation could be placed upon the Company's ability to realize the benefit of its net operating loss carryforwards. The amount of this limitation has not been definitively determined at this time.


NOTE 7  -  STOCKHOLDERS' DEFICIT

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

During 2000, the Company issued 862,500 shares of the Company's unregistered common stock to qualified investors for approximately $ 160,000. The Company issued 2,157,700 shares of unregistered common stock to qualified investors in exchange for services provided to the Company, which were valued at $356,800. The Company also issued 562,500 and 59,000 shares of unregistered common stock for accrued compensation and compensation to employees, valued at approximately $ 187,500 and 10,200 respectively. In addition, the Company issued 1,270,000 shares of unregistered common stock to for the conversion of notes payable, valued at approximately $ 254,000.

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


NOTE 8  -  STOCK OPTION PLAN AND WARRANTS

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

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if such compensation cost for the Company's stock option and issuance plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000: 0% dividend yield; expected volatility of 148%, risk free interest rates of 4.96%; and expected lives 1 to 5 years (determined on an option-by-option basis).

Under the accounting provisions of SFAS 123, the Company's net loss per share would have been increased to the pro forma amounts indicated below:

                                                                              2000                 1999
                                                                       -------------------  -------------------
          Net loss:
              As reported ............................................   $    (1,008,500)     $    (4,937,100)
                                                                       ===================  ===================

              Pro forma ..............................................   $    (1,341,600)     $    (5,109,600)
                                                                       ===================  ===================

          Basic and Diluted EPS:
              As reported ............................................   $       (0.05)       $        (.31)
                                                                       ===================  ===================

              Pro forma ..............................................   $       (0.06)       $        (.32)
                                                                       ===================  ===================

A summary of the status of the Company's stock option plan as of December 31, 2000 and 1999, and changes during the periods ending on those dates is presented below:

                                                               2000                                    1999
                                               -------------------------------------- ---------------------------------------
                                                                   Weighted-Avg.                           Weighted-Avg.
                                                    Shares         Exercise Price          Shares         Exercise Price
                                               --------------------------------------  --------------------------------------
Outstanding at beginning of period...........        1,745,000      $        0.83            2,195,000     $        0.72
Granted......................................        2,270,000      $        0.32               20,000     $        1.41
Cancelled....................................       (1,745,000)     $        0.83             (470,000)    $        1.02
                                               -----------------                       ----------------
Outstanding at end of period.................        2,270,000      $        0.32            1,745,000     $        0.83
                                               =================                       ================
Options exercisable at end of period.........        2,270,000      $        0.80            1,520,000     $        0.80
                                               =================                       ================
Weighted-average fair value of
   options granted during the period.........                       $        0.32                          $       $1.06

The following table summarizes information about stock options outstanding at December 31, 2000:

                                            Options Outstanding                            Options Exercisable
                               Number        Weighted-Average    Weighted-Average        Number      Weighted-Average
                           Outstanding at        Remaining        Exercise Price     Exercisable at   Exercise Price
         Prices               12/31/00       Contractual Life                           12/31/00
----------------------------------------------------------------------------------  ----------------------------------
         $ 0.20                 1,225,000           0.4 years          $  0.20           1,225,000       $    0.20
         $ 0.22                   150,000           0.4                   0.22             150,000            0.22
         $ 0.50                   600,000            --                   0.50             600,000            0.50
         $ 0.50                   295,000           0.4                   0.50             295,000            0.50
                          --------------------------------------------------------  ----------------------------------
                                2,270,000           2.2 years          $  0.36           2,270,000       $    0.36
                          ========================================================  ==================================

Warrants - From time to time, the Company grants common stock purchase warrants as a form of payment for services to non-employee directors of the Company, suppliers and customers. Generally, warrants are granted for terms of up to 5 years. In addition, the Company issues warrants in connection with the issuance of common stock or for other purposes.

A summary of the status of the Company's common stock purchase warrants as of December 31, 2000 and 1999, and changes during the periods ending on those dates is presented below (all warrants are included below, except for the caption "Weighed average fair value of warrants granted during the year," which only includes warrants issued as compensation to non-employee directors of the Company, suppliers and customers):

                                                                   2000                                  1999
                                                   -------------------------------------  -----------------------------------
                                                                      Weighted-Avg.                        Weighted-Avg.
                                                       Shares         Exercise Price         Shares        Exercise Price
                                                   -------------------------------------  -----------------------------------
Outstanding at beginning of period...............      2,513,600         $    1.87            2,872,700       $    1.78
Granted..........................................             --         $     --               220,000       $    0.76
Exercised........................................             --         $     --              (279,100)      $    1.01
Cancelled........................................             --         $     --              (300,000)      $    1.00
                                                   ----------------                       --------------
Outstanding at end of period.....................      2,513,600         $    1.87            2,513,600       $    1.87
                                                   ================                       ==============
Warrants exercisable at end of period............      2,513,600         $    1.87            2,513,600       $    1.87
                                                   ================                       ==============

The following table summarizes information about common stock purchase warrants outstanding at December 31, 2000.


                                             Warrants Outstanding                           Warrants Exercisable
                            --------------------------------------------------------  ----------------------------------
                                 Number        Weighted-Average   Weighted-Average         Number      Weighted-Average
                             Outstanding at       Remaining        Exercise Price      Exercisable at   Exercise Price
          Prices                12/31/00       Contractual Life                           12/31/00
------------------------------------------------------------------------------------  ----------------------------------
  $ 0.40    to  $  1.00             921,400           1.1 years         $  0.92              921,400       $    0.92
  $ 1.38    to  $  2.50           1,223,900           3.3                  1.68            1,223,900            1.68
  $ 4.13    to  $  5.00             368,300           0.2                  4.88               368,300           4.88
                            --------------------------------------------------------  ----------------------------------
  $ 0.40    to  $  5.00           2,513,600           1.5 years         $  1.87             2,513,600      $    1.87
                            ========================================================  ==================================

Holders of warrants convertible into 279,100 shares exercised their warrants during 1999 providing proceeds to the Company totaling $281,100.


NOTE 9  -  SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

Cash paid for interest during 2000 and 1999 totaled $77,000 and $62,600, respectively and cash paid for income taxes was $800 in 2000 and 1999.


NOTE 10  -  RELATED PARTY TRANSACTIONS

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

As the Company did not have the financial resources to complete the buy-out discussed above, the Company entered into an agreement with a company, whose Executive Vice President was a Director of the Company, to purchase the golf club heads that the Company purchased, but had not yet paid for, from the supplier, plus the remaining golf club heads on open purchase orders as they are completed by the supplier. Pursuant to the agreement, the Company purchases golf club heads on a COD basis, as needed from the related party. In exchange for financing the purchase of these golf club heads, the Company pays a 20% mark-up over cost. The total purchase price of these golf club heads at December 31, 1998 was approximately $1,410,000 and was to have been paid no later than June 30, 1999. Additionally, the agreement with the related party required the Company to purchase a certain minimum number of golf club heads each month from January through June 1999. Since the Company failed to complete the buy-out by June 30, 1999, the related party has been under no obligation to sell the remaining golf club heads to the Company and has the right to sell the heads or may complete them into finished clubs, and sell them to whomever the related party chooses. In September 1999, the Director resigned his position with the Company.

As of December 1, 2000 approximately $284,200 of golf club head inventory remained unpurchased by the Company pursuant to the terms of the foregoing purchase agreement with the former related party. In mid-December the former related party filed and served an action against the Company and two Company officers alleging breech of fulfillment of a purchase contract. As of May 17, 2001 the action remains pending and discussions for settlement have occurred without resolution.

A board member converted $187,500 owing to him on December 31, 1999 into 562,500 shares of restricted common stock on April 7, 2000.


NOTE 11  -  EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution retirement savings plan, which is intended to qualify under section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time U.S. employees. Participants may contribute a percentage of their salaries subject to statutory annual limitations. The Company currently does not make any contributions to the plan, except to pay for the expense of maintaining the plan.


NOTE 12  -  SUBSEQUENT EVENT

In February, 2001 discussion commenced for an additional forbearance and terms for a discounted settlement agreement for all remaining balances. As further protection of the bank's collateral, the Company on February 21, 2001 voluntarily released a portion of its inventory to be stored temporarily in the bank's possession.

On May 17, 2001 the bank and the Company entered into a period of forbearance until October 31, 2001 and the bank agreed that should the Company make payment to the bank of $40,000 by June 15, 2001 and $60,000 by July 15, 2001, then the bank would deem all balances owed to be fully paid and satisfied and thereby discharge and release the Company from responsibility to pay any remaining balance. All inventory existing within the bank's control subsequent to such $40,000 payment made will be released back to the company.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III
                                    --------


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

Name of Director, Officer
or Significant Employee               Age     Served Since    Positions and Offices Held With The Company
---------------------------------------------------------------------------------------------------------------
Gary V. Adams(1)...................    --       Apr. 1997     Former Chairman and Chief Executive Officer
Theodore Aroney(1)(3)..............    61       Apr. 1997     Chairman of the Board and Secretary
Mark Bergendahl(2)(3)..............    40       Apr. 1997     Vice Chairman of the Board
Henry J. Fleming, Jr.(2)...........    57       Apr. 1997     Director
Sal Lupo...........................    67       Apr. 1997     Director
Gary L. Moles......................    48       Apr. 1997     Chief Operating Officer

Bradley J. Wilhite(1)..............    36       Apr. 1997     President, Chief Executive Officer and Director

(1)      Member of the Executive Committee
(2)      Member of the Audit Committee
(3)      Member of the Compensation/Stock Option Plan Committee


Except for Messrs. Adams, Aroney, Bergendahl, Fleming and Lupo, each of these individuals devoted full time to the Company as employees during 2000. In January, 2000, Mr. Adams, the founder of the Company passed away. There are no family relationships among executive officers or directors of the Company. A brief description of these individuals and their background and business experience follows:

Gary V. Adams - Mr. Adams founded McHenry Metals in 1997 and was the former Chairman and Chief Executive Officer. Mr. Adams passed away on January 2, 2000. Previously, Mr. Adams was President and CEO of Founders Club Golf Company (1989
- 1994),  which he established in 1989. As chairman of TaylorMade Golf Co. (1979
- 1989), which he founded in 1979, he became known as the "Father of the Metal Driver." During his accomplished career over the past three decades, Mr. Adams received numerous awards for his industry-leading innovations. Most notably, he received the PGA of America's highest honor, the Ernie Sabayrac Award, for lifetime contributions to the industry. The elite class of recipients recognized with this award includes Karsten Solheim, founder of Karsten Manufacturing and Ping golf clubs, and Ely Callaway, founder and chairman of Callaway Golf. Mr. Adams was also elected to the Illinois PGA Hall of

Fame in 1994, and was named "Man of the Year" by the National Golf Association in 1994, and "Golf Innovator of the Decade" by the International Network of Golf in 1995.

Theodore Aroney. Mr. Aroney is a founding director and Vice Chairman of McHenry Metals(R). Mr. Aroney was also a founding director and private investor in Odyssey Golf, a golf equipment company that was started in the early 1990s, developed an innovative putter that became #1 in the world, and was later sold to Callaway Golf for $130 million. Mr. Aroney is currently the owner of Halo Farms Breeding and Racing Operation for thoroughbred horses, an operation he has been associated with since 1970. Mr. Aroney is a private investor and consultant with experience in many other businesses.

Mark A.  Bergendahl.  Mr.  Bergendahl  is a founding  director  and  Chairman of
McHenry Metals(R). Mr. Bergendahl was also an initial director and private investor in Odyssey Golf, a golf equipment company which was started in the early 1990s, developed an innovative putter which became #1 in the world, and was later sold to Callaway Golf for $130 million. Mr. Bergendahl formerly was the president of Redfield Taylor & Associates, Inc, an investment firm that focuses on emerging growth companies. He continues as managing partner of Edie-Wig-BB, a California limited partnership. Since 1986, he has held various posts including director of marketing, corporate managing director, and president of Gloria Marshall Figure Salons of Australia, Pty, Ltd., one of Australia's leading weight loss companies. Mr. Bergendahl is a graduate of the Entrepreneurship Program at the University of Southern California in Los Angeles, California.

Henry J. Fleming, Jr. Mr. Fleming is a founding board member of McHenry Metals(R) and the former treasurer of TaylorMade Golf Company, a position he held during the company's formative years. Mr. Fleming is currently the president of Fleming and Company, Certified Public Accountants. Practicing as a certified public accountant since 1973, Fleming has had extensive experience working with private industry. He has also been involved with Allison America, a manufacturer of tanning beds, Ex-Tec Plastics and Advantage Rental, Inc. Fleming serves on the board of directors of Amcore Bank Northwest and with various closely held corporations. Fleming graduated with a bachelor of arts degree in accounting from Lewis College in Lockport, Illinois.

Sal Lupo. Mr. Lupo is a founding board member of McHenry Metals(R) and assisted the late Gary V. Adams with the launch of the McHenry Metals(R) brand in 1997. Lupo also provided marketing planning and execution support for the introduction and development of the TaylorMade Golf Company. In addition to the work with TaylorMade, Lupo and Associates provided strategic planning and marketing development for other golf equipment companies such as Aldila, United Sports Technologies, Wilson, Cleveland Golf, and Tiger Shark. Lupo previously held marketing and management posts at Helene Curtis Industries, including new products manager, corporate director of marketing and president of the Hair Fashions Division.

Gary L. Moles. Mr. Moles, McHenry Metals'(R) Chief Operating Officer since the Company's founding in 1997, managed all product development associated with the TourPure(R) line of drivers and fairway woods and was responsible for establishing the Company's operational infrastructure. Mr. Moles is a seasoned industry expert with experience in product development, materials sourcing, manufacturing, operations, supplier management, and international business. He held a variety of operations and management positions with Wilson Sporting Goods from 1973 to 1990. During 1991 to 1992, Mr. Moles served as director of purchasing of Sunbeam-Oster Household Products. During 1993 to 1995, Moles served as vice president of operations of Founders Club Golf Company. He received a Bachelor of Science degree in business administration from Tennessee Technological University located in Cookeville, Tennessee.

Bradley J. Wilhite. Mr. Wilhite, Chief Executive Officer, President, and Director of McHenry Metals(R), has led the Company's growth and development since its founding in 1997. Mr. Wilhite's professional career includes strong management, finance, sales, and marketing experience with two of the nations largest banking organizations NationsBank (now BankAmerica) and First Union Corporation. During his career in the financial services industry, he served as a corporate banker working with emerging growth companies, managed several lines of business, directed successful product launches and brand development programs, and led merger and acquisition teams. Mr. Wilhite is the son of a PGA golf professional, and he played college golf at Oklahoma State University and Texas Christian University where his teammates included several current PGA Tour players. Mr. Wilhite received a bachelor's degree in business administration and finance from Texas Christian University in Fort Worth, Texas and a master's degree in business administration and marketing from Wichita State University in Wichita, Kansas.


ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning compensation earned, for services rendered in all capacities to the Company, for the fiscal year ended December 31, 2000 and 1999. These persons are collectively referred to as "Named Executive Officers."


                                                                                                 Long Term
                                                          Annual Compensation                Compensation Awards
                                                       --------------------------------------------------------------------
                                                                   Other Annual   Restricted
                                                                   Compen-sation    Stock       Securities    All Other
                                                          Salary        ($)        Award(s)     Underlying  Compen-sation
Name and Principal Position                      Year      ($)                      ($)(5)      Options(#)       ($)
---------------------------------------------------------------------------------------------------------------------------

Gary V. Adams, Former Chairman of the Board and  2000       --          --              --          --            --
   Chief Executive Officer...................... 1999   $  67,500       --              --          --            --
                                                 1998      34,600       --              --          --            --

Mark Bergendahl, Director....................... 2000   $ 109,125       --              --          --            --
                                                 1999       --          --              --          --            --
                                                 1998       --          --              --          --            --

                                                 2000       --          --              --          --            --
Sal Lupo,(1) Director........................... 1999   $  32,100       --              --       50,000           --
                                                 1998     105,400       --              --          --            --

Gary Moles,                                      1999   $ 104,583       --         $  30,000    150,000           --
   Chief Operating Officer...................... 1998      99,800       --              --          --            --
                                                           95,800                               225,000

Bradley J. Wilhite, President, Chief Executive   2000   $ 138,125       --              --      275,000           --
   Officer and Director......................... 1999     140,300       --         $  40,000        --            --
                                                 1998      83,700       --              --      325,000(2)


------------------

(1) Mr. Lupo was a Director of the Company and served as Senior Vice President-Marketing from April 1997 through June 30, 1998 and then as Executive Vice President until March 31, 1999. Subsequent to March 31, 1999, Mr. Lupo continues to serve as a Director of the Company.

(2) Includes 100,000 shares originally granted on September 29, 1997 with a five (5) year term and an exercise price of $4.125 per share which were cancelled and regranted pursuant to the January 5, 2000 cancellation/regrant program.

(3) Indicated below is a list of each Named Executive Officer along with the number and value of restricted stock holdings as of December 31, 2000. The value has been calculated using the closing market price of the Company's unrestricted stock on December 31, 2000:

     (a)  Mr. Adams' estate held 1,259,250 shares with a value of $100,740.

     (b)  Mr. Wilhite held 305,000 shares with a value of $24,400.

     (c)  Mr. Lupo held 358,333 shares with a value of $28,667.

     (d)  Mr. Moles held 250,000 shares with a value of $20,000.


Aggregated Option Exercises and Fiscal Year End Values

No options were exercised by the Company's Chief Executive Officer or the other Named Executive Officers during the fiscal year ended December 31, 2000. The following table sets forth information concerning option holdings for such fiscal year with respect to the Company's Chief Executive Officer and each of the other Named Executive Officers. The fair market value of the Common Stock at fiscal year-end was $0.08 per share, based on the average of the highest bid and lowest ask price as quoted on the OTC Bulletin Board. No stock appreciation rights were exercised or outstanding during such fiscal year.


                                                          Number of Securities                  Value of exercised
                                                         Underlying Unexercised                In-the-Money Options
                                                     Options at Fiscal Year End(#)            at Fiscal Year End($)
                                                  --------------------------------------------------------------------------
 Name                                                Exercisable      Unexercisable       Exercisable      Unexercisable
 ---------------------------------------------------------------------------------------------------------------------------


 Bradley J. Wilhite..............................        600,000                __        $     --           $    --

 Sal Lupo........................................         52,667                --        $     --           $    --

 Gary Moles......................................        375,000               ___        $     --           $    --


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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to the Company regarding the ownership of the Company's Common Stock as of May 10, 2001 for (i) each Director and nominee who owns Common Stock, (ii) all persons or entities who were known by the Company to be beneficial owners of five percent (5%) or more of the Company's Common Stock, (iii) the Chief Executive Officer and the other executive officers whose compensation for 2000 were each in excess of $100,000 and (iv) all executive officers and Directors of the Company as a group.

                                                            Number of Shares                  Percent of Total Shares
Name and Address of Beneficial Owner                      Beneficially Owned(1)           Outstanding Beneficially Owned
------------------------------------                      ---------------------           ------------------------------

Theodore Aroney (2)
7220 Arenal Lane
Carlsbad, California 92009 ........................            2,692,500                               8.7%
Mark Bergendahl (3)
1945 Camino Vida Roble, J
Carlsbad, California 92008.........................              695,500                               2.8%
Henry J. Fleming, Jr. (4)
1322 Surrey Court
Alonquin, Illinois 60102 ..........................              302,500                               1.2%
Sal Lupo (5)
41 Antigua
Dana Point, California 92629.......................              408,333                               1.6%

                                                            Number of Shares                  Percent of Total Shares
Name and Address of Beneficial Owner                      Beneficially Owned(1)           Outstanding Beneficially Owned
------------------------------------                      ---------------------           ------------------------------

Bradley J. Wilhite (6)
1945 Camino Vida Roble, J
Carlsbad, California 92008 ........................              905,000                               3.6%
Gary Moles (7)
31718 Corte Rosario
Temecula, California 92592 ........................              625,000                               2.5%
All directors and executive officers
as a group (7 persons).............................            5,628,833                              22.3%
Bobby Clampett
232 Devonbrook Lane
Cary, North Carolina 27511  .......................            1,483,500                               5.9%


-----------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentage beneficially owned is based on a total of 25,204,551 shares of Common Stock issued and outstanding as of May 10, 2001. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of May 10, 2001 are deemed outstanding for computing the percentage of the person holding such options or warrants but are not outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2) Includes 350,000 shares not presently outstanding, which Mr. Theodore Aroney (Vice Chairman) has the right to acquire as follows: 150,000 shares through the exercise of outstanding options at $0.22 per share through January 5, 2005; and 200,000 shares through the exercise of outstanding warrants at $1.00 per share through November 19, 2001.

(3)  Includes 150,000 shares not presently outstanding which Mr. Mark Bergendahl
     (Vice   Chairman)  has  the  right  to  acquire  through  the  exercise  of outstanding options at $0.20 per share through January 5, 2005

(4) Includes 295,000 shares not presently outstanding, which Mr. Henry J. Fleming, Jr. (Director) has the right to acquire through the exercise of outstanding options at $0.50 per share through January 5, 2002.

(5) Includes 50,000 shares not presently outstanding, which Mr. Sal Lupo (Director) has the right to acquire through the exercise of outstanding warrants at $1.38 per share through March 31, 2004.

(6) Includes 600,000 shares not presently outstanding, which Mr. Bradley J. Wilhite (President, Chief Executive Officer and Director) has the right to acquire through the exercise of outstanding options at $0.20 per share through January 5, 2005.

(7) Includes 375,000 shares not presently outstanding, which Mr. Gary Moles (Chief Operating Officer) has the right to acquire through the exercise of outstanding options at $0.20 per share through January 5, 2005.

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

As the Company did not have the financial resources to complete the buy-out discussed above, the Company entered into an agreement with Bignell-Ward-Bignell, whose President is Phillip A. Ward, a Director of the Company, to purchase the golf club heads that the Company purchased, but had not yet paid for, from the supplier, plus the remaining golf club heads on open purchase orders as they are completed by the supplier. Pursuant to the agreement, the Company purchases golf club heads on a COD basis, as needed from Bignell-Ward-Bignell. In exchange for financing the purchase of these golf club heads, the Company pays a 20% mark-up over cost. The total purchase price of these golf club heads is approximately $1,410,000 and must be paid no later than June 30, 1999. Additionally, the agreement with Bignell-Ward-Bignell requires the Company to purchase a certain minimum number of golf club heads each month from January through June 1999. If the Company fails to make these purchases, Bignell-Ward-Bignell is under no obligation to sell the remaining golf club heads to the Company and the Company would lose any value-added costs previously paid for by the Company.

As of December 31, 2000 approximately $284,200 of golf club head inventory remained unpurchased by the Company pursuant to the terms of the foregoing purchase agreement with Bignell-Ward-Bignell. In mid-December Bignell-Ward-Bignell filed and served an action against the Company and two Company officers alleging breech of fulfillment of a purchase contract. As of May 17, 2001 the action remains pending and discussions for settlement have occurred without resolution.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.


(a)  Exhibits

The following exhibits are referenced or included in this report:

        Exhibit         Description
        -------         -----------
           2.1*         Agreement & Plan of Reorganization
           3.1*         Articles of Incorporation
           3.2*         Articles of Amendment
           3.3*         Articles of Amendment
           3.4*         By-Laws
           4.1*         Common Stock Specimen Certificate
           4.2*         Form of Warrant Agreement
           4.3*         Form of Warrant Certificate
           5.1*         Opinion of Counsel
          10.1*         Lease Agreement - Carlsbad, CA
          10.3*         Stock Option Plan
          10.4*         Employment Agreement - Gary Adams
          10.5*         Employment Agreement - Bradley Wilhite
          16.1*         Letter from Clumeck, Stern, Phillips & Schenkelberg
                            on change in certifying accountant
          16-1*         Letter from BDO Seidman, LLP on change in certifying
                            accountant
          24.1*         Power of Attorney (see page 45)
          27.1*         Financial Data Schedule - 1999
---------------------
*        Exhibits previously filed.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the year 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      McHENRY METALS GOLF CORP.


Date:    May 15, 2001               By:      /s/ Bradley J. Wilhite
                                         ---------------------------------------
                                         Bradley J. Wilhite
                                         President, Chief Executive Officer,
                                           Director


Date:    May 15, 2001               By:      /s/ Theodore Aroney
                                         ---------------------------------------
                                         Theodore Aroney
                                         Chairman of the Board and Secretary

                                POWER OF ATTORNEY


KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bradley J. Wilhite and Theodore Aroney, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:    May 15, 2001                 By:        /s/ Theodore Aroney
                                            ------------------------------------
                                            Theodore Aroney, Director


Date:    May 15, 2001                 By:        /s/ Mark Bergendahl
                                            ------------------------------------
                                            Mark Bergendahl, Director


Date:    May 15, 2001                 By:        /s/ Henry J. Fleming, Jr.
                                            ------------------------------------
                                            Henry J. Fleming, Jr., Director


Date:    May 15, 2000                 By:        /s/ Bradley J. Wilhite
                                            ------------------------------------
                                            Bradley J. Wilhite
                                            President, Chief Executive Officer,
                                              Director


Date:    May 15, 2000                 By:        /s/ Sal Lupo
                                            ------------------------------------
                                            Sal Lupo, Director