Form 10QSB
period 2001-03-31
MCHENRY METALS GOLF CORP /CA
filed 2001-06-22
CIK 1046472

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2001



|_|  Transition report under Section 13 or 15(d) of the Exchange Act of 1934

         For the transition period from ________________ to ________________


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

Yes _X_       No __

On June 22, 2001, 25,204,551 shares of the Registrant's Common Stock, par value of $0.001, were outstanding.

================================================================================

Index                                                                   Page No.
-----                                                                   --------

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements:

             Condensed Consolidated Balance Sheet .....................        3

             Condensed Consolidated Statements of Operations ..........        4

             Condensed Consolidated Statements of Cash Flows ..........        5

             Notes to Condensed Consolidated Financial Statements .....        6

Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  .......       10


PART II      OTHER INFORMATION

Item 3.      Defaults upon Senior Securities ..........................       12

Item 6.      Exhibits and Reports on Form 8-K .........................       12


SIGNATURES ...........................................................        14


EXHIBIT INDEX.........................................................        15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            McHENRY METALS GOLF CORP.
                                  BALANCE SHEET
                           MARCH 31, 2001 (UNAUDITED)

ASSETS
Current Assets
     Cash                                                                                  $      2,300
     Accounts receivable, net                                                                      --
     Inventories                                                                                 64,900
     Other current assets                                                                        53,500
-------------------------------------------------------------------------------------------------------
Total Current Assets                                                                            120,700
Equipment and leasehold improvements, net                                                        88,300
Other non-current assets                                                                         30,200
-------------------------------------------------------------------------------------------------------
Total Assets                                                                               $    239,200
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Line of credit borrowings, due on demand                                              $    487,600
     Current portion of leases payable                                                            5,500
     Loan Payable - Other                                                                         2,000
     Accounts payable and accrued liabilities                                                 1,188,600
     Accrued compensation                                                                       150,300
-------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                     1,834,000
-------------------------------------------------------------------------------------------------------

Notes payable, convertible to equity                                                            559,000
-------------------------------------------------------------------------------------------------------

Leases payable, less current portion                                                               --
-------------------------------------------------------------------------------------------------------

Total Long Term Liabilities                                                                     559,000
-------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Subsequent Event

Shareholders' Deficit
     Preferred stock, $0.001 par value; 5,000,000 shares authorized;
        no shares issued or outstanding                                                            --
     Common stock, $0.001 par value; 50,000,000 shares authorized; 23,829,600 issued and
        outstanding                                                                              23,800
     Additional paid-in capital                                                              17,427,400
     Accumulated deficit                                                                    (19,605,000)
-------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                                  (2,153,800)
-------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                                $    239,200
=======================================================================================================

                 See accompanying notes to financial statements.

                            McHENRY METALS GOLF CORP.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2001             2000
===============================================================================
Net sales                                            $ 137,400        $ 734,500
Cost of goods sold                                     120,700          527,500
-------------------------------------------------------------------------------
Gross profit                                            16,700          207,000
Selling expenses                                        32,700          151,100
General and administrative expenses                    233,000          125,100
Research and development costs                           1,900           21,200
-------------------------------------------------------------------------------
Loss from operations                                  (250,900)         (90,400)
Interest expense, net                                  (13,900)         (18,800)
Other expense                                            8,700          (39,900)
-------------------------------------------------------------------------------

Net loss                                             $(256,100)       $(149,100)
===============================================================================


Basic and diluted loss per share                     $   (0.01)       $   (0.01)
===============================================================================

                 See accompanying notes to financial statements.

                            McHENRY METALS GOLF CORP.
                            STATEMENTS OF CASH FLOWS

                                                                 Three Months Ended March 31,
                                                                 ---------------------------
                                                                     2001             2000
============================================================================================
Cash flows used in operating activities:
Net loss                                                          $(256,100)       $(149,100)
Adjustments to reconcile net loss to cash used in operating
  activities:
    Stock issued for services                                        27,600             --
    Present Value of Notes Payable                                  (32,700)            --
    Stock Issued for Compensation                                      --                100
    Deferred costs on unrecognized sales                             29,200           (2,100)
    Depreciation and amortization                                    18,000           28,800
Changes in operating assets and liabilities:
    Accounts Receivable                                                (100)            --
    Inventories                                                      57,900          331,600
    Other current assets                                             53,200           29,500
    Other non-current assets                                           --             (4,000)
    Accounts payable and accrued liabilities                            700          (35,400)
    Accrued compensation                                             96,000             (300)
--------------------------------------------------------------------------------------------
Cash used in operating activities                                    (6,300)         199,100
--------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchases of equipment and leasehold improvements                  --               --
--------------------------------------------------------------------------------------------
Cash used in investing activities                                      --               --
--------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net borrowings (repayments) under line of credit                   --               --
    Loan Payable - Other                                              2,000             --
    Principal payments on leases payable                               --             (8,200)
    Net proceeds from sale of common stock                             --               --
--------------------------------------------------------------------------------------------
Cash provided by (Used In) financing activities                       2,000           (8,200)
--------------------------------------------------------------------------------------------
Net (decrease)/increase in cash                                      (4,300)         190,900
Cash at beginning of period                                           6,600           20,600
--------------------------------------------------------------------------------------------
Cash at end of period                                             $   2,300        $ 211,500
--------------------------------------------------------------------------------------------
Non Cash Financing
--------------------------------------------------------------------------------------------
    Stock issued for goods and services                              27,600             --
--------------------------------------------------------------------------------------------
    Stock issued for compensation                                      --                100
--------------------------------------------------------------------------------------------
    Note payable converted to stock                                    --               --
============================================================================================

                 See accompanying notes to financial statements.

                            McHENRY METALS GOLF CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1  - Quarterly Financial Statements

The accompanying financial statements and related notes as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. Due to the Company's limited operating history, management has elected to defer recognition on product sales until the related accounts receivable have been collected. This basis of revenue recognition is expected to continue until, in the opinion of management, there exists sufficient history of customer payments and returns to provide a reasonable basis to conclude that revenue is earned at the point of shipment. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three-month period ended March 31, 2001 is not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 2000 in the Company's Annual Report on Form 10-KSB. Readers of this Quarterly Report on Form 10-QSB are strongly encouraged to review the Company's Annual Report on Form 10-KSB. Copies are available from the Company's investor relations department at 1945 Camino Vida Roble, Suite J, Carlsbad, California 92008-6529.


NOTE 2 - INVENTORIES

     Inventories consist of:

                                                              March 31,
                                                                2001
                                                             ----------
                                                             (unaudited)
          Raw materials ........................               $40,800
          Finished goods .......................                24,100
                                                               -------
                                                               $64,900
                                                               =======

NOTE 3  -  NET LOSS PER SHARE

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

The following table illustrates the computation of basic and diluted loss per share:

                                                                      Three Months Ended March 31,
                                                                   ---------------------------------
                                                                         2001             2000
                                                                   ----------------    ------------
     Numerator:
           Net loss available for common stockholders              $       (256,100)   $   (149,100)
                                                                   ================    ============

     Denominator:
     Weighted average number of common shares outstanding during
        the period                                                       23,497,300      18,230,900
                                                                   ================    ============
     Basic and diluted loss per share                              $          (0.01)   $      (0.01)
                                                                   ================    ============

                                                       McHenry Metals Golf Corp.
                                       Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

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

                                                       McHenry Metals Golf Corp.
                                       Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

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

As of June 22, funds to make the June 15 payment had not been procured and the Company was negotiating to obtain an additional extension of time, however, as of that date, no further extension had been granted.

NOTE 5  -  NOTES PAYABLE, CONVERTIBLE TO EQUITY

On April 30, 2001 the company converted $110,000 of Notes Payable, Convertible Debentures to Common Stock.

NOTE 6  -  COMMITMENTS AND CONTINGENCIES

Agreements

The Company has no current open agreements.

Litigation

The Company is involved in various claims arising in the ordinary course of business including: two pending creditor actions pertaining to past due accounts payable claims totaling approximately $18,564.39; a collection proceeding pertaining to an unpaid remaining balance of an expired bank line of credit, totaling a principal balance remaining of approximately $487,600 which, as of May 17, 2001, a total indebtedness settlement agreement has been mutually entered into for $100,000 (see Note 4 - Bank Line of Credit); and a related party action alleging breach of fulfillment of a purchase contract, whereby an action was filed for performance to complete the purchase of a certain inventory component purchase order. Principal amounts claimed pertaining to creditors actions are reflected as payables within the liabilities section of the Company's financial statements; none of these claims, in the opinion of management, is expected to have a material adverse impact on operations of the Company.

NOTE 7  -  GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. A number of factors, including the Company's history of significant losses, negative working capital, its accumulated deficit and the need to restructure debt which is currently in default

                                                       McHenry Metals Golf Corp.
                                       Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

raise substantial doubts about the Company's ability to continue as a going concern. As of March 31, 2001, the Company has an accumulated deficit of $19,605,000 and a working capital deficiency of $1,713,300. The Company is currently in default under the terms of its revolving line of credit with a bank. The Company does not possess sufficient cash resources to repay this obligation and the Company would be unable to repay this loan in the event that such demand was made by the Company's creditor (see Note 4). These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

ITEM 2 - MANAGMEENT'S DISCUSSION AND ANAYLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended March 31, 2000, were $ 137,400 as compared to net sales of $734,500 for the first quarter of 2000.

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

Cost of Goods Sold

Cost of goods sold was $120,700 (87.8% of net sales) for the three months ended March 31, 2001, as compared to $527,500 (71.8% of net sales) for the first quarter of 2000.

Gross Profit

Gross profit was $16,700 (12.2% of net sales) for the first quarter of 2001 as compared to $207,000 (28.18% of Net Sales) for the first quarter of 2000.

Selling Expenses

Selling expenses were $32,700 for the three months ended March 31, 2001, compared to $151,100 for the first quarter of 2000.

General and Administrative Expenses

General and administrative expenses were $233,000 for the three months ended March 31, 2001 as compared to $125,100 for the first quarter of 2000.

Effects of Income Taxes

The Company believes that it has sufficient losses to offset any taxable income that will be generated in the current year. As a result, the Company has not recorded a provision for income taxes for the three-month period ended March 31, 2001.

The Company  believes that it may have incurred an ownership  change pursuant to
Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize net operating loss and credit carryforwards in subsequent periods may be subject to annual limitations.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2001, the operating activities used $6,300 and financing activities provided $2,000. At March 31, 2001, the Company had a working capital deficiency of $1,713,400, an accumulated deficit of $19,605,100 and had $487,600 outstanding under a bank line of credit, which was in default.

During the first quarter of 2000, operating activities provided $199,100 and financing activities used $8,200. At March 31, 2000, the Company had a working capital deficiency of $2,282,400, an accumulated deficit of $18,489,500 and had $541,700 outstanding under a bank line of credit, which was in default.

FUTURE OPERATIONS - STATUS AS A GOING CONCERN

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is newly formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's 2000 consolidated financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through loans and/or through additional sales of its equity securities pursuant to the exercise of warrants or otherwise. However, there is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company's future consolidated financial statements will not include another going concern explanatory paragraph if the Company is unable to raise additional funds and become profitable. The factors leading to, and the existence of, the explanatory paragraph may have a material adverse effect on the Company's ability to obtain additional financing.

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

As of June 22, funds to make the June 15 payment had not been procured and the Company was negotiating to obtain an additional extension of time, however, as of that date, no further extension had been granted.

Item 6.  Exhibits and Reports on Form 8-K

No reports on form 8-K were filed during the three month period ended March 31, 2001

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        McHENRY METALS GOLF CORP.
                                                     (Registrant)




Date: June 22, 2001             By:     /s/ Bradley J. Wilhite
                                    --------------------------------------------
                                    Bradley J. Wilhite
                                    President, Chief Executive Officer, Director




Date: June 22, 2001             By:     /s/ Theodore Aroney
                                    --------------------------------------------
                                    Theodore Aroney
                                    Chairman of the Board and Secretary