Form 10QSB
period 2001-06-30
MCHENRY METALS GOLF CORP /CA
filed 2001-09-04
CIK 1046472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                -----------------
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001



[_]  Transition report under Section 13 or 15(d) of the Exchange Act of 1934

     For the transition period from ____________ to ____________


Commission file number:       333-53757


                            McHENRY METALS GOLF CORP.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Nevada                                   87-0429261
  (State or Other Jurisdiction of                    (IRS Employer
  Incorporation or Organization)                   Identification No.)


              2588 El Camino Real, Suite F-315, Carlsbad, CA 92008
                    (Address of Principal Executive Offices)

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

On August 31, 2001, 25,204,600 shares of the Registrant's Common Stock, par value of $0.001, were outstanding.

  Index                                                                 Page No.



PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheet ........................     3

           Condensed Consolidated Statements of Operations .............     4

           Condensed Consolidated Statements of Cash Flows .............     5

           Notes to Condensed Consolidated Financial Statements ........     6

Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations  ..........    10


PART II    OTHER INFORMATION

Item 3.    Defaults upon Senior Securities .............................    12

Item 6.    Exhibits and Reports on Form 8-K ............................    12


SIGNATURES .............................................................    14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MCHENRY METALS GOLF CORP.
                                  BALANCE SHEET
                            JUNE 30, 2001 (Unaudited)


ASSETS
Current Assets
     Cash                                                                                       $           500
     Accounts receivable, net                                                                                 0
     Inventories                                                                                         62,900
     Other current assets                                                                                 6,400
--------------------------------------------------------------------------------------------- -------------------------
Total Current Assets                                                                                     69,800
Equipment and leasehold improvements, net                                                                70,300
Other non-current assets                                                                                 29,900
--------------------------------------------------------------------------------------------- -------------------------
Total Assets                                                                                    $       170,000
============================================================================================= =========================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Line of credit borrowings, due on demand                                                   $       487,600
     Current portion of leases payable                                                                    5,500
     Current portion of debt convertible to equity                                                      214,800
     Loan payable - Other                                                                                 2,000
     Bank overdraft                                                                                      25,600
     Accounts payable and accrued liabilities                                                           961,300
     Accrued compensation                                                                               221,600
--------------------------------------------------------------------------------------------- -------------------------
Total Current Liabilities                                                                             1,918,400
--------------------------------------------------------------------------------------------- -------------------------

Notes payable, convertible to equity, net of current portion                                            250,000
--------------------------------------------------------------------------------------------- -------------------------

Leases payable, less current portion                                                                          0
--------------------------------------------------------------------------------------------- -------------------------

Total Long Term Liabilities                                                                             250,000
--------------------------------------------------------------------------------------------- -------------------------

Shareholders' Deficit
     Preferred stock, $0.001 par value; 5,000,000 shares authorized;
        no shares issued or outstanding                                                                     --
     Common stock, $0.001 par value; 50,000,000 shares authorized; 25,204,600 issued and
        outstanding                                                                                      23,900
     Additional paid-in capital                                                                      17,527,700
     Accumulated deficit                                                                            (19,550,000)
--------------------------------------------------------------------------------------------- -------------------------
Total Stockholders' Deficit                                                                          (1,998,400)
--------------------------------------------------------------------------------------------- -------------------------
Total Liabilities and Stockholders' Deficit                                                         $   170,000
============================================================================================= =========================

                 See accompanying notes to financial statements.

                            MCHENRY METALS GOLF CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended June 30,          Six Months Ended June 30,
                                            ----------------------------------   ------------------------------------
                                                  2001              2000               2001              2000
---------------------------------------------------------------------------------------------------------------------
Net sales                                    $       101,200  $       353,400    $       238,600   $     1,087,900
Cost of goods sold                                     7,200           66,300            127,900           593,800
---------------------------------------------------------------------------------------------------------------------

Gross profit                                          94,000          287,100            110,700           494,100
Selling expenses                                       4,000          280,200             36,700           431,300
General and administrative expenses                  120,300           72,800            353,400           197,900
Research and development costs                             0             (800)             1,900            20,400
---------------------------------------------------------------------------------------------------------------------

Loss from operations                                 (30,300)         (65,100)          (281,200)         (155,500)
Interest income (expense), net                       (12,400)          (6,100)           (26,300)          (24,900)
Other income (expense)                                97,700           18,000            106,400           (21,900)
---------------------------------------------------------------------------------------------------------------------

Net profit (loss)                            $        55,000  $       (53,200)   $      (201,100)  $      (202,300)
=====================================================================================================================


Basic and diluted loss per share             $          0.00  $         (0.00)   $         (0.01)  $         (0.01)
=====================================================================================================================

                 See accompanying notes to financial statements.

                            MCHENRY METALS GOLF CORP.
                            STATEMENTS OF CASH FLOWS

                                                                             Six Months Ended June 30,
                                                                   ----------------------------------------------
                                                                           2001                   2000
-----------------------------------------------------------------------------------------------------------------
Cash flows used in operating activities:
Net loss                                                              $       (201,100)    $       (202,300)
Adjustments to reconcile net loss to cash used in operating
  activities:
    Stock issued for services                                                   27,500                  ---
    Present Value of Notes Payable                                             (26,600)                 ---
    Stock Issued for Compensation                                                    0                2,100
    Deferred costs on unrecognized sales                                        29,200              (45,700)
    Depreciation and amortization                                               36,000               60,900
Changes in operating assets and liabilities:
    Accounts Receivable                                                         38,100                  ---
    Inventories                                                                 59,900              227,100
    Other current assets                                                       100,800               60,400
    Other non-current assets                                                       ---               (4,200)
    Accounts payable and accrued liabilities                                  (264,800)            (375,400)
    Accrued compensation                                                       167,300                3,600
-----------------------------------------------------------------------------------------------------------------
Cash used in operating activities                                              (33,700)            (273,500)
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchases of equipment and leasehold improvements                              ---               (3,000)
-----------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                                  ---               (3,000)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Convertible Debt - convertible to equity                                         0              245,000
    Net borrowings (repayments) under line of credit                               ---              (29,700)
    Loan Payable - Stockholder                                                   2,000                  ---
    Principal payments on leases payable                                           ---              (15,800)
    Bank Overdraft                                                              25,600                  ---
    Net proceeds from sale of common stock                                         ---              110,000
-----------------------------------------------------------------------------------------------------------------
Cash provided by (Used In) financing activities                                 27,600              309,500
-----------------------------------------------------------------------------------------------------------------
Net (decrease)/increase in cash                                                 (6,100)              33,000

Cash at beginning of period                                                      6,600               20,600
-----------------------------------------------------------------------------------------------------------------
Cash at end of period                                                 $            500     $         53,600
-----------------------------------------------------------------------------------------------------------------
Non Cash Financing
-----------------------------------------------------------------------------------------------------------------
    Stock issued for goods and services                                         27,600                  ---
-----------------------------------------------------------------------------------------------------------------
    Stock issued for compensation                                                  ---                2,100
-----------------------------------------------------------------------------------------------------------------
    Note payable converted to stock                                            100,300                  ---
=================================================================================================================

                 See accompanying notes to financial statements.

                            McHENRY METALS GOLF CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1  - QUARTERLY FINANCIAL STATEMENTS

The accompanying financial statements and related notes as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. Due to the Company's limited operating history, management has elected to defer recognition on product sales until the related accounts receivable have been collected. This basis of revenue recognition is expected to continue until, in the opinion of management, there exists sufficient history of customer payments and returns to provide a reasonable basis to conclude that revenue is earned at the point of shipment. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 2000 in the Company's Annual Report on Form 10-KSB. Readers of this Quarterly Report on Form 10-QSB are strongly encouraged to review the Company's Annual Report on Form 10-KSB. Copies are available from the Company's investor relations department at 2588 El Camino Real, F-315, Carlsbad, California 92008.


NOTE 2 - INVENTORIES

        Inventories consist of:                      June 30, 2001
                                                   -------------------
                                                      (unaudited)
           Raw materials...........................  $  38,500
           Finished goods..........................     24,400
                                                   -------------------
                                                     $  62,900
                                                   ===================


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

The following table illustrates the computation of basic and diluted loss per share:

                                             Three Months Ended June 30,            Six Months Ended June 30,
                                         ------------------------------------- -------------------------------------
                                               2001               2000               2001               2000
                                         ------------------------------------- -------------------------------------
Numerator:
     Net profit (loss) available for
       common stockholders                 $       55,000    $      (53,200)     $     (201,100)  $      (202,300)
                                         ===================================== =====================================
Denominator:
     Weighted average number of common
       shares outstanding during the
       period                                  24,751,300        19,516,600          24,130,800        18,873,800
                                         ===================================== =====================================

Basic and diluted profit per share         $         0.00    $        (0.00)     $        (0.01)   $        (0.01)
                                         ===================================== =====================================

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

                                                       McHenry Metals Golf Corp.
                                       Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------


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

In February 2001, discussion commenced for an additional forbearance and terms for a discounted settlement agreement for all remaining balances. As further protection of the bank's collateral, the Company on February 21, 2001 voluntarily released a portion of its inventory to be stored temporarily in the bank's possession.

On May 17, 2001, the bank and the Company entered into a period of forbearance until October 31, 2001 and the bank agreed that should the Company make payment to the bank of $40,000 by June 15, 2001 and $60,000 by July 15, 2001, then the bank would deem all balances owed to be fully paid and satisfied and thereby discharge and release the Company from responsibility to pay any remaining balance. All inventory existing within the bank's control subsequent to such $40,000 payment made would be released back to the company. Attempts by the company to secure funds to pay the foregoing were unsuccessful resulting in a rescission of the forbearance agreement.

In mid-August, a director of the company made an offer to the bank to personally purchase the bank's note. Such offer was initially rejected by the bank as they attempted to foreclose upon all company collateral. However, in late August the bank accepted the director's personal offer and as of August 24, 2001 an agreement between the parties as a private transaction without participation of the company was entered into for the purchase the bank's note, along with all covenants and provisions attendant to the note. Terms for such agreement are confidential between the parties and were not disclosed to the company.


NOTE 5  - NOTES PAYABLE, CONVERTIBLE TO EQUITY

As of August 31, 2001, the company had one note payable, which is convertible to equity.


NOTE 6  - COMMITMENTS AND CONTINGENCIES

Agreements

The Company has no current open agreements.

Litigation

The Company is involved in various claims arising in the ordinary course of business including: two pending creditor actions pertaining to past due accounts payable claims totaling approximately $18,600; a collection proceeding pertaining to an unpaid remaining balance of an expired bank line of credit; and a related party action alleging breach of fulfillment of a purchase contract, whereby an action was filed for performance to complete the purchase of a certain inventory component purchase order. Principal amounts claimed pertaining to creditors actions are reflected as payables within the liabilities section of the Company's financial statements; none of these claims, in the opinion of management, is expected to have a material adverse impact on operations of the Company.

                                                       McHenry Metals Golf Corp.
                                       Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------


NOTE 7  - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. A number of factors, including the Company's history of significant losses, negative working capital, its accumulated deficit and the need to restructure debt which is currently in default raise substantial doubts about the Company's ability to continue as a going concern. As of June 30, 2001, the Company has an accumulated deficit of $19,550,000 and a working capital deficiency of $1,848,600. The Company is currently in default under the terms of its revolving line of credit with a bank. The Company does not possess sufficient cash resources to repay this obligation and the Company would be unable to repay this loan in the event that such demand was made by the Company's creditor (see Note 4). These factors raise substantial doubt about the ability of the Company to continue as a going concern.

In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through additional sales of its equity securities pursuant to the exercise of outstanding warrants or otherwise, or a business combination involving a merger or acquisition. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 8  - FORWARD-LOOKING STATEMENTS

These condensed consolidated financial statements and the notes thereto contain forward-looking statements, which involve substantial risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the effects of debt restructuring.

                                                       McHenry Metals Golf Corp.
                                       Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANAYLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, which involve substantial risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and elsewhere in this Quarterly Report on Form 10-QSB.


RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended June 30, 2001 were $101,200, compared to net sales of $353,400 for the second quarter of 2000. Net sales for the six months ended June 30, 2001 were $238,600, compared to net sales of $1,087,900 for the first six months of 2000.

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

Cost of Goods Sold

Cost of goods sold was $7,200 for the three months ended June 30, 2001, compared to cost of goods sold of $66,300 for the second quarter of 2000. Cost of goods sold was $127,900 for the six months ended June 30, 2001, compared to cost of goods sold of $593,800 for the first six months of 2000. Cost of goods sold was lower as a percentage of sales in the second quarter of 2001 as expenses associated with product sales were accounted for in the first quarter and earlier periods.

Gross Profit

Gross profit was $94,000 for the three months ended June 30, 2001, compared to gross profit of $287,100 for the second quarter of 2000. Gross profit for the six months ended June 30, 2001 was $110,700, compared to gross profit of $494,100 for the first six months of 2000.

Selling Expenses

Selling expenses were $4,000 for the three months ended June 30, 2001, compared to $280,200 for the second quarter of 2000. Selling expenses for the six months ended June 30, 2001 were $36,700, compared to selling expenses of $431,300 for the first six months of 2000.

General and Administrative Expenses

General and administrative expenses were $120,300 for the three months ended June 30, 2001, compared to $72,800 for the second quarter of 2000. General and administrative expenses were $353,400 for the six

                                                       McHenry Metals Golf Corp.
                                       Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

months ended June 30, 2001, compared to $197,900 for the first six months of 2000. Increases were attributable to bad debt expense from uncollectible accounts receivable.

Net Profit and Loss

The Company recorded a net profit of $55,000 for the quarter ended June 30, 2001, compared to a loss of $53,200 for the second quarter of 2000. The net profit was attributable, in part, to a lower cost of goods sold in addition to other income recorded as a result of adjustments made to credit balances on customer accounts.

Effects of Income Taxes

The Company believes that it has sufficient losses to offset any taxable income that will be generated in the current year. As a result, the Company has not recorded a provision for income taxes for the three month period ended June 30, 2001.

The Company believes that it may have incurred an ownership change pursuant to
Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize net operating loss and credit carryforwards in subsequent periods may be subject to annual limitations.


LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2001, the operating activities used $33,700 and financing activities provided $27,600. At June 30, 2001, the Company had a working capital deficiency of 1,848,600, an accumulated deficit of $19,550,000 and had $487,600 outstanding under a bank line of credit, which was in default.

During the first six months of 2000, operating activities used $273,500 and financing activities provided $309,500. At June 30, 2000, the Company had a working capital deficiency of $850,100, an accumulated deficit of $18,542,700 and had $511,900 outstanding under a bank line of credit, which was in default.


FUTURE OPERATIONS - STATUS AS A GOING CONCERN

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is newly formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. The Company's independent certified public accountants have included an explanatory paragraph in their audit report with respect to the Company's 2000 financial statements related to a substantial doubt with respect to the Company's ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through loans and/or through additional sales of its equity securities pursuant to the exercise of warrants or otherwise, or a business combination involving a merger or acquisition. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company's future financial statements will not include another going concern explanatory paragraph if the Company is unable to raise additional funds and become profitable. The factors leading to, and the existence of, the explanatory paragraph may have a material adverse effect on the Company's ability to obtain additional financing.

                            McHENRY METALS GOLF CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

On May 4, 2000, the Company and the bank signed a new forbearance agreement. At that time, the Company paid all past due interest at a fixed rate of 12.5% from September 15, 1999 to May 4, 2000 and agreed to pay interest monthly at a rate of 4% over prime during the forbearance period. The forbearance agreement extended the loan until August 31, 2000, and, if the loan balance was $300,000 or less at that time, the agreement would have further extended until October 31, 2000. The Company did not achieve a loan balance reduction to $300,000 by August 31, 2000. In the May 4th forbearance agreement, the Company agreed to and implemented a daily principal paydown program of 20% of its net accounts receivable and cash collections. However, to accelerate principal reductions, on August 17, 2000 the Company implemented an increase of its paydown percentage to 50% for a period of approximately three weeks until September 7, 2000. In anticipation of the August 31, 2000 termination of the loan forbearance agreement, and in order to further protect its interest in collateral pledged pursuant to terms within the original loan agreement, the bank chose to file a legal proceeding granting rights for possession of inventory collateral should it desire to execute on such rights. During additional forbearance discussions and until such a forbearance was agreed to, the Company agreed to a stipulated order to maintain its ordinary course of business and not to otherwise remove or impair the value of the bank's collateral. Additionally, the Company agreed to continue loan principal reductions as percentage of accounts receivable and cash collections. As of November 14, 2000, the Company and the bank agreed to terms for an additional period of forbearance extending to the earlier date of February 15, 2001 or completion of any merger transaction, from which a payoff would ensue upon the transaction's completion.

In February 2001, discussion commenced for an additional forbearance and terms for a discounted settlement agreement for all remaining balances. As further protection of the bank's collateral, the

Company on February 21, 2001 voluntarily released a portion of its inventory to be stored temporarily in the bank's possession.

On May 17, 2001 the bank and the Company entered into a period of forbearance until October 31, 2001 and the bank agreed that should the Company make payment to the bank of $40,000 by June 15, 2001 and $60,000 by July 15, 2001, then the bank would deem all balances owed to be fully paid and satisfied and thereby discharge and release the Company from responsibility to pay any remaining balance. All inventory existing within the bank's control subsequent to such $40,000 payment made would be released back to the company. Attempts by the company to secure funds to pay the foregoing were unsuccessful resulting in a rescission of the forbearance agreement.

In mid-August, a director of the company made an offer to the bank to personally purchase the bank's note. Such offer was initially rejected by the bank as they attempted to foreclose upon all company collateral. However, in late August the bank accepted the director's personal offer and as of August 24, 2001 an agreement between the parties as a private transaction without participation of the company was entered into for the purchase the bank's note, along with all covenants and provisions attendant to the note. Terms for such agreement are confidential between the parties and were not disclosed to the company.


Item 6.  Exhibits and Reports on Form 8-K

No reports on form 8-K were filed during the three month period ended June 30, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       McHENRY METALS GOLF CORP.
                                             (Registrant)




Date:  August 31, 2001        By:  /s/ Bradley J. Wilhite
       ---------------             --------------------------------------------
                                   Bradley J. Wilhite
                                   President, Chief Executive Officer, Director




Date:  August 31, 2001        By:  /s/ Theodore Aroney
       ---------------             --------------------------------------------
                                   Theodore Aroney
                                   Chairman of the Board and Secretary