Form 10QSB
period 2001-09-30
MCHENRY METALS GOLF CORP /CA
filed 2001-12-27
CIK 1046472

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended        September 30, 2001


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

On December 21, 2001, 25,225,000 shares of the Registrant's Common Stock, par value of $0.001, were outstanding.


================================================================================

Index                                                                   Page No.



PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Balance Sheet ..................................        3

           Condensed Statements of Operations .......................        4

           Condensed Statements of Cash Flows .......................        5

           Notes to Condensed Financial Statements ..................        6

Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations  .......       10


PART II    OTHER INFORMATION

Item 3.    Defaults upon Senior Securities ..........................       12

Item 6.    Exhibits and Reports on Form 8-K .........................       13


SIGNATURES ..........................................................       14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            McHenry Metals Golf Corp.
                                  Balance Sheet
                         SEPTEMBER 30, 2001 (Unaudited)
ASSETS
Current Assets
     Cash                                                            $      200
     Accounts receivable, net                                                 0
     Inventories                                                              0
     Other current assets                                                 7,100
-------------------------------------------------------------------------------
Total Current Assets                                                      7,300
Equipment and leasehold improvements, net                                66,800
Other non-current assets                                                 25,100
-------------------------------------------------------------------------------
Total Assets                                                         $   99,200
===============================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Loan payable, shareholder/director                              $  436,700
     Current portion of leases payable                                    5,500
     Current portion of debt convertible to equity                      220,100
     Loan payable - Other                                                 5,500
     Accounts payable and accrued liabilities                           978,200
     Accrued compensation                                               292,800
-------------------------------------------------------------------------------
Total Current Liabilities                                             1,938,800
-------------------------------------------------------------------------------

Notes payable, convertible to equity, net of current por                250,000
-------------------------------------------------------------------------------

Leases payable, less current portion                                          0
-------------------------------------------------------------------------------

Total Long Term Liabilities                                             250,000
-------------------------------------------------------------------------------

Shareholders' Deficit
     Preferred stock, $0.001 par value; 5,000,000
        shares authorized; no shares issued or outstanding                   --
     Common stock, $0.001 par value; 50,000,000 shares
        authorized; 25,225,000 issued and outstanding                    23,900

     Additional paid-in capital                                      17,527,700

     Accumulated deficit                                            (19,641,200)
--------------------------------------------------------------------------------
Total Stockholders' Deficit                                          (2,089,600)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                            $ 99,200
================================================================================

                 See accompanying notes to financial statements.

                            McHenry Metals Golf Corp.
                            Statements of Operations
                                   (Unaudited)

                                                  Three Months              Nine Months
                                                Ended Sept. 30,           Ended Sept. 30,
                                             --------------------    -----------------------
                                                2001       2000         2001         2000
--------------------------------------------------------------------------------------------
Net sales                                    $ 10,900    $375,500    $ 249,500    $1,463,400
Cost of goods sold                             17,200     286,700      145,100       880,500
--------------------------------------------------------------------------------------------
Gross profit                                   (6,300)     88,800      104,400       582,900
Selling expenses                               (2,000)    170,300       34,700       601,600
General and administrative expenses            65,100     142,800      418,400       340,700
Research and development costs                      0       5,600        1,900        26,000
--------------------------------------------------------------------------------------------
Loss from operations                          (69,400)    229,900)    (350,600)     (385,400)
Interest income (expense), net                (12,800)    (16,300)     (39,100)      (41,200)
Other income (expense)                         (8,900)    (23,700)      97,500       (45,600)
--------------------------------------------------------------------------------------------
Net profit (loss)                            $(91,100)   $269,900)   $(292,200)   $ (472,200)
============================================================================================
Basic and diluted loss per share             $    0.00   $  (0.01)   $   (0.01)   $    (0.02)
============================================================================================

                 See accompanying notes to financial statements.

                                                                       Nine Months
                                                                     Ended Sept. 30,
                                                                  ---------------------
                                                                    2001         2000
---------------------------------------------------------------------------------------
Cash flows used in operating activities:
Net loss                                                         $(292,200)   $(472,200)
Adjustments to reconcile net loss to cash used in operating
  activities:
    Stock issued for services                                       27,500        --
    Present Value of Notes Payable                                 (21,300)       --
    Stock Issued for Compensation                                     --         11,700
    Deferred costs on unrecognized sales                            29,200       41,700
    Depreciation and amortization                                   40,000       84,800
    Non Cash Interest Expense                                         --          5,000

Changes in operating assets and liabilities:
    Inventories                                                     71,900      281,900
    Other current assets                                            99,700      159,700
    Other non-current assets                                         4,500       (4,800)
    Accounts payable and accrued liabilities                      (209,700)    (404,900)
    Accrued compensation                                           238,500        8,700
---------------------------------------------------------------------------------------
Cash used in operating activities                                  (11,900)    (288,400)
---------------------------------------------------------------------------------------
Cash flows from investing activities:

     Purchases of equipment and leasehold improvements                --        (3,000)
---------------------------------------------------------------------------------------
Cash used in investing activities                                     --         (3,000)
---------------------------------------------------------------------------------------
Cash flows from financing activities:
    Convertible Debt - convertible to equity                          --        245,000
    Net borrowings (repayments) under line of credit                  --        (46,000)
    Loan Payable - Stockholder                                       5,500        --
    Principal payments on leases payable                              --        (18,700)
    Bank Overdraft                                                    --          --
    Net proceeds from sale of common stock                            --        160,000
---------------------------------------------------------------------------------------
Cash provided by (Used In) financing activities                      5,500      340,300
---------------------------------------------------------------------------------------
Net (decrease)/increase in cash                                     (6,400)      48,900
Cash at beginning of period                                          6,600       20,600
---------------------------------------------------------------------------------------
Cash at end of period                                            $     200    $  69,500
---------------------------------------------------------------------------------------
Non Cash Financing
---------------------------------------------------------------------------------------
    Assignment of inventory to loan payable, director               50,900        --
---------------------------------------------------------------------------------------
    Stock issued for goods and services                             27,500        --
---------------------------------------------------------------------------------------
    Note payable converted to stock                                100,300        --
=======================================================================================

                 See accompanying notes to financial statements.

Note 1 - Quarterly Financial Statements

The accompanying financial statements and related notes as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. Due to the Company's limited operating history, management has elected to defer recognition on product sales until the related accounts receivable have been collected. This basis of revenue recognition is expected to continue until, in the opinion of management, there exists sufficient history of customer payments and returns to provide a reasonable basis to conclude that revenue is earned at the point of shipment. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 2000 in the Company's Annual Report on Form 10-KSB. Readers of this Quarterly Report on Form 10-QSB are strongly encouraged to review the Company's Annual Report on Form 10-KSB. Copies are available from the Company's investor relations department at 2588 El Camino Real, F-315, Carlsbad, California 92008.


Note 2 - Inventories

        Inventories consist of:                       Sept. 30, 2001
                                                    -------------------
                                                       (unaudited)
           Raw materials............................  $      0
           Finished goods...........................         0
                                                    -------------------
                                                      $      0
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

The following table illustrates the computation of basic and diluted loss per share:


                                            Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                         ------------------------------- -------------------------------
                                                2001           2000            2001           2000
                                         ------------------------------- -------------------------------
Numerator:
     Net profit (loss) available for
       common stockholders                 $   (91,100)   $  (269,900)     $  (292,200)  $   (472,200)
                                         =============================== ===============================
Denominator:
     Weighted average number of common
       shares outstanding during the
       period                               25,204,600     22,235,900       23,798,100     20,002,700
                                         =============================== ===============================
Basic and diluted profit per share         $      0.00    $     (0.01)     $     (0.01)   $     (0.02)

                                         =============================== ===============================

The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect would be antidilutive due to losses incurred by the Company during periods presented.


Note 4 - LINE of Credit / Loan payable to shareholder-director

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

In mid-August, a director of the company made an offer to the bank to personally purchase the bank's note. Such offer was initially rejected by the bank as they attempted to foreclose upon all company collateral. However, in late August the bank accepted the director's personal offer and as of August 24, 2001 an agreement between the parties as a private transaction without participation of the company was entered into for the purchase the bank's note, along with all covenants and provisions attendant to the note. Terms for such agreement are confidential between the parties and were not disclosed to the company. In connection with the transaction, the director exercised his rights under the security agreement and took possession of the remaining inventory, partially offsetting the note payable.


Note 5 - NOTES PAYABLE, convertible TO EQUITY

As of December 21, 2001, the company had one note payable, which is convertible to equity.


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


Note 7 - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. A number of factors, including the Company's history of significant losses, negative working capital, its accumulated deficit and the need to restructure debt which is currently in default raise substantial doubts about the Company's ability to continue as a going concern. As of September 30, 2001, the Company has an accumulated deficit of $19,641,200 and a working capital deficiency of $1,931,500. The Company is currently in default under the terms of its note payable to a director. The Company does not possess sufficient cash resources to repay this obligation and the Company would be unable to repay this loan in the event that such demand was made by the Company's creditor

(see Note 4). These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended September 30, 2001 were $10,900, compared to net sales of $375,500 for the third quarter of 2000. Net sales for the nine months ended September 30, 2001 were $249,500 compared to net sales of $1,463,400 for the first nine months of 2000.

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

Cost of Goods Sold

Cost of goods sold was $17,200 for the three months ended September 30, 2001, compared to cost of goods sold of $286,700 for the third quarter of 2000. Cost of goods sold was $145,100 for the nine months ended September 30, 2001, compared to cost of goods sold of $880,500 for the first nine months of 2000.

Gross Profit

Gross profit was ($6,300) for the three months ended September 30, 2001, compared to gross profit of $88,800 for the third quarter of 2000. Gross profit for the nine months ended September 30, 2001 was $104,400, compared to gross profit of $582,900 for the first nine months of 2000.

Selling Expenses

Selling expenses were ($2,000) for the three months ended September 30, 2001, compared to $170,300 for the third quarter of 2000. Selling expenses for the nine months ended September 30, 2001 were $34,700, compared to selling expenses of $601,600 for the first nine months of 2000.

General and Administrative Expenses

General and administrative expenses were $65,100 for the three months ended September 30, 2001, compared to $142,800 for the third quarter of 2000. General and administrative expenses were $418,400 for the nine months ended September 30, 2001, compared to $340,700 for the first nine months of 2000.

Net Profit and Loss

The Company recorded a net loss of $91,100 for the quarter ended September 30, 2001, compared to a loss of $269,900 for the third quarter of 2000. The Company recorded a net loss of $292,200 for the nine months ended September 30, 2001, compared to a net loss of $472,200 for the first nine months of 2000.

Effects of Income Taxes

The Company believes that it has sufficient losses to offset any taxable income that will be generated in the current year. Therefore, the Company has not recorded a provision for income taxes for the three-month period ended September 30, 2001.

The Company  believes that it may have incurred an ownership  change pursuant to
Section 382 of the Internal Revenue Code and, as a result, the Company believes that its ability to utilize net operating loss and credit carryforwards in subsequent periods may be subject to annual limitations.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2001, the operating activities used $11,900 and financing activities provided $5,500. At September 30, 2001, the Company had a working capital deficiency of $1,931,500, an accumulated deficit of $19,641,200 and had $436,700 outstanding under a note payable to a shareholder/director, which was in default.

During the first nine months of 2000, operating activities used $288,400 and investing activities used $3,000. At September 30, 2000, the Company had a working capital deficiency of $959,600, an accumulated deficit of $18,812,600 and had $495,700 outstanding under a bank line of credit, which was in default.

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

In mid-August, a director of the company made an offer to the bank to personally purchase the bank's note. Such offer was initially rejected by the bank as they attempted to foreclose upon all company collateral. However, in late August the bank accepted the director's personal offer and as of August 24, 2001 an agreement between the parties as a private transaction without participation of the company was entered into for the purchase the bank's note, along with all covenants and provisions attendant to the note. Terms for such agreement are confidential between the parties and were not disclosed to the company. In connection with the transaction, the director exercised his rights under the security agreement and took possession of the remaining inventory, partially offsetting the note payable.


Item 6.           Exhibits and Reports on Form 8-K

No reports on form 8-K were filed during the three-month period ended September 30, 2001.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 McHENRY METALS GOLF CORP.
                                          --------------------------------------
                                                      (Registrant)


Date: December 26, 2001               By: /s/ Bradley J. Wilhite
      -----------------                   --------------------------------------
                                          Bradley J. Wilhite
                                          President, Chief Executive Officer,
                                          Director




Date: December 26, 2001               By: /s/ Theodore Aroney
      -----------------                   --------------------------------------
                                          Theodore Aroney
                                          Chairman of the Board and Secretary